Form 10QSB
period 1999-06-30
H QUOTIENT INC
filed 1999-08-09
CIK 1001781

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                          QUARTERLY REPORT PURSUANT TO
           SECTION 13 OR I5(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTERLY PERIOD ENDED JUNE
                          30, 1999 Commission File No.:

                                    001-15179

                                H-QUOTIENT, INC.
        (Exact name of small business issuer as specified in its charter)


Virginia                                                       54-1947753
(State or other jurisdiction                               (I.R.S. Employer
of  incorporation or organization)                       Identification Number)

             12030 Sunrise Valley Drive, Suite 205, Reston, VA 20191 (Address and zip code of registrant's principal executive offices)

                                 (703) 716-0100
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES  x       NO
    ---         ---p

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 7,526,784 shares of its $.0001 par value common stock as of June 30, 1999.

                                 H-QUOTIENT INC.

                                   FORM 10-QSB
                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                      INDEX

PART I:   FINANCIAL INFORMATION (unaudited)

         Item 1 :                                                              PAGE

         Condensed Consolidated Balance Sheet as of June 30, 1999,
         December 31, 1998 and June 30, 1998                                     3

         Condensed Consolidated Statements of Stockholders' Equity
         for the six months ended June 30, 1999                                  4

         Condensed Consolidated Statements of Operations for the three
         and six months periods ended June 30, 1999 and 1998                     5

         Condensed Consolidated Statements of Cash Flows for the six
         months ended June 30, 1999 and June 30, 1998                            6

         Notes to Unaudited Condensed Consolidated Financial                     7
         Statements for the six months ended June 30, 1999

Item 2:
         Management's Discussion and Analysis of Financial Condition            11
         and Results of Operations

 PART II:         OTHER INFORMATION

 Item 1:          Legal Proceedings                                             16

 Item 2:          Changes in Securities and Use of Proceeds                     16

 Item 5:          Other Information                                             17

 Item 6:          Exhibits and Reports on Form 8-K                              17

                                H-QUOTIENT, INC.

                           Consolidated Balance Sheets

                                                                                       June 30, 1999      December 31, 1998
                                                                                       ------------         ------------
                                                                                        (unaudited)           (audited)
Assets

     Current assets:
        Cash ..................................................................        $    284,541         $      1,776
        Contracts receivable ..................................................             117,640               70,332
        Due from officers .....................................................              25,368                9,985
        Prepaid expenses and other current assets .............................              73,014                 --
                                                                                       ------------         ------------
             Total current assets .............................................             500,563               82,093

        Property and equipment, net ...........................................              89,882               67,776
        Capitalized software, net of accumulated ..............................             317,754               69,308
            amortization of $-0- in 1998 and $10,546
            as of June 30, 1999
        Intangibles, net ......................................................              13,367
        Deposits ..............................................................              59,490                6,860
                                                                                       ------------         ------------


             Total assets .....................................................        $    981,056         $    226,037
                                                                                       ============         ============

Liabilities and Shareholders' Accumulated Deficit

     Current liabilities:
        Accounts payable ......................................................        $    762,499         $    923,306
        Accrued expenses ......................................................             998,864            1,901,458
        Short-term debt .......................................................           1,773,717            1,337,130
        Deferred revenues .....................................................             538,063              238,225
                                                                                       ------------         ------------
             Total current liabilities ........................................           4,073,143            4,400,119

     Commitments and contingencies ............................................                --                   --

     Shareholders' accumulated deficit:
        Common stock, $.0001 par value authorized
             50,000,000 shares (90,000,000 shares authorized at June 30, 1999),
             5,110,075 shares outstanding at December 31, 1998 and 7,526,784
             shares outstanding at June 30, 1999, respectively ................                 753                  511
        Additional paid-in capital ............................................           8,217,851            7,122,555
        Accumulated deficit ...................................................         (11,310,691)         (11,297,148)
                                                                                       ------------         ------------
             Total shareholders' accumulated deficit ..........................          (3,092,087)          (4,174,082)

             Total liabilities and shareholders' accumulated
                       deficit ................................................        $    981,056         $    226,037
                                                                                       ============         ============


                 See accompanying notes to financial statements.

                                H-QUOTIENT, INC.

          Consolidated Statements of Shareholders' Accumulated Deficit

                                                        Common Stock             Additional                        Total
                                                 Accumulated                       Paid in     Accumulated     Shareholders'
                                                    Shares         Amount          Capital        Deficit        (Deficit)
                                                ------------    ------------    ------------   ------------    ------------
December 31, 1996 ...........................      3,162,591             316       5,104,137     (6,464,087)     (1,359,634)

Issuance of common stock:
      Reg A Issuance @ $2.00 ................        271,984              28         543,940                        543,968
      Stock Issuance @ $0.84 ................        100,000              10          83,893                         83,903
      Sale of Stock for notes @ $0.33 .......      1,065,747             107         354,590                        354,697
      Sale of Stock for notes @ $1.01 .......         77,428               8          78,202                         78,210
      Stock Issuance - Rule 144 .............         37,594               4          75,184                         75,188
      Stock Issuance - Rule 144 .............         97,435              10         194,860                        194,870
      Warrants (Regulation D offering) ......           --              --           265,188                        265,188
Net Loss for 1997 ...........................                                                    (3,148,673)     (3,148,673)
                                                ------------    ------------    ------------   ------------    ------------

Balance at December 31, 1997 ................   $  4,812,779    $        483    $  6,699,994   $ (9,612,760)   $ (2,912,283)
                                                ============    ============    ============   ============    ============

Issuance of common stock:
      Warrants (Regulation D offering) ......                                        145,000                        145,000

Net loss for the six months ended
      June 30, 1998 (unaudited) .............                                                      (684,507)       (684,507)
                                                ------------    ------------    ------------   ------------    ------------

June 30, 1998 (unaudited) ...................      4,812,779             483       6,844,994    (10,297,267)     (3,451,790)
                                                ============    ============    ============   ============    ============


Issuance of common stock:
      Warrants Reg D 506 Issuance (unaudited)                                         75,000                         75,000
      Sale of Stock for notes @ $0.68 .......        297,926              28         202,561                        202,589

Net Loss for the six months ended
      December 31, 1998 .....................                                                      (999,881)       (999,881)
                                                ------------    ------------    ------------   ------------    ------------

Balance at December 31, 1998 ................      5,110,705             511       7,122,555    (11,297,148)     (4,174,082)
                                                ============    ============    ============   ============    ============

Issuance of common stock:
      Regulation D offering
        @ $0.50 per share (unaudited) .......      1,727,079             173         883,365                        883,538
        @ $0.25 per share (unaudited) .......        560,000              56         139,944                        140,000
      Stock Issuance - Rule 144
        @ $0.75 per share (unaudited) .......         30,000               3          22,497                         22,500
        @ $0.50 per share (unaudited) .......         99,000              10          49,490                         49,500

Net loss for the six months ended
      June 30, 1999 (unaudited) .............                                                       (13,543)        (13,543)
                                                ------------    ------------    ------------   ------------    ------------

      June 30, 1999 (unaudited) .............      7,526,784             753       8,217,851    (11,310,691)     (3,092,087)
                                                ============    ============    ============   ============    ============


          See accompanying notes to consolidated financial statements.

                                H-QUOTIENT, INC.

                      Consolidated Statements of Operations

                                                    Six Months Ended                    Three months ended
                                                        June 30,                            June 30,
                                                 1999              1998              1999              1998
                                             -----------       -----------       -----------       -----------
                                             (unaudited)       (unaudited)       (unaudited)        (unaudited)
Revenues:

      Software sales ..................      $   222,908       $      --         $   193,008       $      --

      Maintenance and service income ..          322,531           150,986           124,969            78,382
                                             -----------       -----------       -----------       -----------

           Total revenues .............          545,439           150,986           317,977            78,382

Operating expenses:

      Cost of sales and services ......           93,045           163,493            54,085            68,142

      Selling and marketing ...........          112,109            93,425            66,167            32,340

      General and administrative ......          445,510           521,622           252,928           191,399
                                             -----------       -----------       -----------       -----------

           Total operating expenses ...          650,664           778,540           373,180           291,881
                                             -----------       -----------       -----------       -----------

      Operating loss ..................         (105,225)         (627,554)          (55,203)         (213,499)

Other expense/(income):
      Interest expense ................           43,763            45,285            13,930            23,808
      Other expense/(income) ..........         (135,445)           11,668          (136,405)             (335)
                                             -----------       -----------       -----------       -----------

           Total other expense/(income)          (91,682)           56,953          (122,475)           23,473
                                             -----------       -----------       -----------       -----------

Net income (loss) .....................      $   (13,543)      $  (684,507)      $    67,272       $  (236,972)
                                             ===========       ===========       ===========       ===========

Earnings per common share:
     Basic and diluted: ...............      $     (0.00)      $     (0.14)      $      0.01       $     (0.05)
                                             -----------       -----------       -----------       -----------

Weighted Average of
Common shares outstanding .............        6,397,260         4,812,779         7,162,930         4,812,779
                                             ===========       ===========       ===========       ===========


                 See accompanying notes to financial statements.

                                H-QUOTIENT, INC.

                      Consolidated Statements of Cash Flows

                                                                  Six months ended
                                                                       June 30,
                                                             1999                 1998
                                                         -----------          -----------
                                                          (unaudited)          (unaudited)
Cash flows from operating activities:
       Net loss ................................         $   (13,543)         $  (684,507)
Adjustments to reconcile net loss to net cash
used in operating activities:
       Depreciation ............................              24,761               19,554
       Amortization ............................              13,221              (15,643)
       Nonrecurring charges, net ...............                --                   --
Changes in operating assets and liabilities:
(Increase)/Decrease in:
       Contracts receivable ....................             (47,309)              26,200
       Due from affiliate ......................                --                   --
       Due from officers .......................             (15,383)                (505)
       Prepaid expenses and other current assets             (70,014)                --
       Deferred charges and other assets .......             (55,631)                --
Increase/(Decrease) in:
       Accounts payable ........................            (160,807)              97,615
       Accrued expenses ........................            (127,928)             226,797
       Deferred revenues .......................             297,508               74,429
                                                         -----------          -----------
       Net cash (used) in/provided by operating
          activities ...........................            (155,125)            (256,061)
                                                         -----------          -----------

Cash flows from investing activities:
       Additions to property and equipment .....             (48,788)                --
       Disposals of property and equipment, net                1,549                 --
       Additions to intangibles ................            (275,031)                --
                                                         -----------          -----------
       Net cash used in investing activities ...            (322,270)                --
                                                         -----------          -----------

Cash flows from financing activities:
       Proceeds from sale of common stock ......           1,095,537              145,000
       Proceeds from notes payable .............                --
       Repayment of notes payable ..............            (220,000)             (20,000)
       Repayment of convertible debt ...........                --                   --
       Repayment of related parties ............            (115,377)
       Proceeds from related parties ...........                --                120,074
                                                         -----------          -----------
Net cash provided by financing activities ......             760,160              245,074
                                                         -----------          -----------

Net increase in cash ...........................             282,765              (10,986)
Cash at beginning of period ....................               1,776               (1,838)
                                                         -----------          -----------
Cash at end of period ..........................         $   284,541          $   (12,824)
                                                         ===========          ===========


        See accompanying footnotes to consolidated financial statements.

                                H-QUOTIENT, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                      Quarterly Period Ended June 30, 1999

1. Organization

H-QUOTIENT, Inc. and Subsidiary (the "Company") was incorporated in Virginia on June 14, 1999, was organized to develop, market, install and maintain integrated software and hardware systems. The Company markets its products to private and public healthcare facilities throughout the United States. The Company's business is derived from a merger with Integrated Healthcare Systems, Inc. ("IHS") in which all the issued and outstanding shares of common stock of IHS was exchanged for an equal number of shares of the $.0001 par value common stock of the Company.


2. Basis of Presentation of Interim Information

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company. All intercompany transactions have been eliminated. In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements include all material adjustments, including all normal recurring adjustments, considered necessary to present fairly the financial position of and operating results for the periods presented. The financial statements and notes are presented as permitted by Form 10-QSB, do not include certain information included in financial statements for the year ended December 31, 1998 and the quarter ending March 31, 1999 (unaudited) which were included in the Company's recently filed Form 10-SB. It is the Company's opinion that when the interim statements are read in conjunction with the December 31, 1998 audit report included in Form 10-SB, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

Accounting Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the associated amounts of revenues and expenses during the period reported. Actual results could differ from the estimates.

Revenue Recognition and Deferred Revenue - The Company recognizes revenue derived from software system sales that require significant modification or customization based upon the percentage of completion method of accounting for contracts using labor costs as the basis. Revenues from software system sales with little or no modification or customization are recognized upon delivery of the software.

Revenues from consulting services are recognized as performed. Revenues derived from maintenance contracts are initially deferred and subsequently recognized as revenue ratably over the terms of the contracts, which are typically from one to two years.

Deferred revenues represent either billings related to, or payments received from customers, for software system sales prior to customer delivery and acceptance, and maintenance service fees billed in advance.

Cash Equivalents - For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Concentrations of Credit Risk - Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments and contracts receivable. The Company has cash investment policies that restrict placement of these investments to financial institutions evaluated as highly creditworthy. The Company generally does not require collateral on contracts receivable as the Company's customer base consists of large, well established companies and governmental entities. The carrying amount of the accounts receivable approximates their net realizable value.

Property and Equipment - Property and equipment are stated at cost. Depreciation of property and equipment is determined using the straight-line method over the estimated useful lives of the assets, as follows:

        Office and computer equipment.               2-5 years
        Furniture and fixtures                       3-7 years

Capitalized Software Costs - The capitalized costs of acquired technology and software development are amortized using the greater of the ratio of current gross revenues to total current and anticipated revenues or the straight-line method over its estimated useful life of four years on a product by product basis. The carrying amount of acquired technology and software development is periodically reviewed by the Company for impairment. Impairment is recognized when the future gross revenues from products, reduced by the estimated future costs of completing and disposing of that product, including the costs of maintenance and customer support required at the time of sale, is less than the carrying amount of that product.

Research and development costs consist principally of salaries and benefits paid to the Company's employees. The Company's policy is to expense all research and development costs as incurred until technological feasibility is established. Commencing with the establishing of technological feasibility and concluding at the time the product is ready for release, software development costs are capitalized. Technological feasibility is defined as being established when product design and a working model of the software product has been completed and tested. The Company's products have met technological feasibility criteria and, accordingly, the Company has capitalized these costs.

Intangible Assets - Amortization of intangible assets is determined using the straight-line method over the estimated useful lives of the assets, as follows:

        Financing costs                              5 years
        Maintenance contracts                        2 years
        Customer lists                               2 years
        Copyrights                                   4 years

Annually, the Company makes an assessment of the remaining fair market value of intangible assets. Declines in fair market value considered to be other than temporary are expensed immediately.

Income Taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to depreciable assets (use of different depreciation methods and lives for financial statement and income tax purpose), and officers salary and legal contingencies accrued but not paid (deductible for financial statement purpose but not for income tax purpose). Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses and tax credits that are available to offset future taxable income.

Dividend Policy - The Company has not paid any dividends since its inception and does not anticipate paying any dividends in the foreseeable future..

Earnings Per Share - Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per share include the dilutive effect of warrants and contingent shares.

3. Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred significant operating losses, and has a working capital deficiency of $(3,575,580) at June 30, 1999 (unaudited). These factors raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated unaudited financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company has formulated plans and strategies to address its financial condition and increase profitability, including the raising additional capital through the exercise of certain previously issued warrants following the registration of the shares of common stock underlying these warrants, new funds generated from the installation of new versions of its I-Link Enterprise and Dataqual software under prior existing and new contracts and restructuring negotiated settlements with creditors. There is no assurance, however, that the registration of the shares underlying the warrants will be completed, and if not completed, that the Company will raise alternative capital sufficient to enable the Company to continue its operations as contemplated over the next twelve months.


4. Lease Commitments

Beginning May 21, 1999, the Company entered into a two year sublease agreement for office space. Future minimum lease payments as of December 31, 1998 under operating leases with terms greater than one year are as follows:

                   Year Ending

                   December 31, 1999                      $ 62,286
                   December 31, 2000                       106,776
                   December 31, 2001                        44,490
                                                            ------
                                                          $213,552

Rent expense is as follows:

         Three months ended June 30, 1999 (unaudited)     $ 18,064

         Three months ended June 30, 1998 (unaudited)     $ 11,148

         Six months ended June 30, 1999 (unaudited)       $ 28,962

         Six months ended June 30, 1998 (unaudited)       $ 18,351

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and related notes for the quarterly period ended June 30, 1999, and with the Company's audited financial statements and accompanying notes for the year ended December 31, 1998. This report contains forward-looking statements, such as statements of the Company's business plans, strategies, anticipated strategies, levels of capital expenditures, liquidity and anticipated financing needed to effect the business plan within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, but are not limited to, the discussions of the Company's operations, liquidity and capital resources. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, there can be no assurances that such expectations will prove to be accurate. All shares of the Company's operations are subject to a number of uncertainties risks and other influences many of which are outside the control of the Company and cannot be predicted with any degree of accuracy. In light of these significant uncertainties inherent in the forward-looking statements made herein, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives and the plan of the Company will be achieved. Actual results could differ materially from those anticipated in forward-looking statements which are made as of the date of this report. The Company assumes no obligation to update them. The discussion contained herein relates to the financial statements, which have been prepared in accordance with GAAP.

Overview

H-QUOTIENT, Inc. is a Virginia corporation, incorporated on May 20, 1999, and is the successor by merger to Integrated Healthcare Systems, Inc. ("IHS") which was a Delaware corporation organized in 1993 under the name of Travel Technologies International, Inc. Our business, which we acquired from IHS through the merger, is the designing, development, selling and maintenance of computer software systems for the management of patient care in hospitals.

Our business and assets were owned and operated by IHS until June 14, 1999 the effective date of the merger. Our principal products consist of DataQual(R), which includes I-Linksm and I-Linksm Enterprise, which includes the Central Data Repository. DataQual is a software system designed to capture information on quality of care, risk management, costs and other aspects of the management of patients in hospitals. DataQual's companion product, I-Linksm, an interface engine, is designed to interconnect and extract data from any and all hospital information systems in the hospitals. I-Linksm Enterprise is a system of servers installed on a hospitals local area network (LAN), which acts as an intelligent node on a wide area network, to extract, cleanse, group and map hospital wide data. This data is then transmitted over an Intranet/Virtual Private Network to a Central Data Repository. We believe there is a great need in the healthcare industry for products of this type, and we intend to exploit that need.

Our Business Strategy

We hope to capitalize on the ever-increasing demand in the healthcare industry for improved patient information by becoming a leading provider of software information products and services to the industry. We intend to concentrate at this time on the acute care hospital market, which constitutes over 60% of the existing market for patient care information delivery software. Our strategy includes the following key elements:

o Continue sales and installation of DataQual with the I-Link interface engine and provide enhancements of those products through additional research and development.

o Continue sales and installation of I-Link Enterprise and the Central Data Repository and enhancements of this product through additional research and development.

o Expanded marketing of these products through direct implementation contracts and joint marketing agreements with additional hospital associations and others, as well as the expansion of our direct sales efforts focused on individual and groups of hospitals.

o Maintenance of our existing client base by providing support, software upgrades and consulting services.

o  Expansion of our operations through strategic merger and acquisitions.


Results of Operations

   Three Months ended June 30, 1999 Compared With Three Months ended June 30,
1998

Revenues for the three months ended June 30, 1999 increased to $317,977 from $78,382 for the three months ended June 30, 1998. The increase of $239,595 is primarily a result from an increase in software and service income from recently contracts signed.

The cost of sales and services for the three months ended June 30, 1999 decreased to $54,085 from $68,142 for the three months ended June 30, 1998. The decrease of $14,057 resulted primarily from lower direct costs of supporting existing customers which was partially offset by increased costs associated with implementing new contracts.

Selling and marketing expenses for the three months ended June 30, 1999 increased to $66,167 from $32,340 for the three months ended June 30, 1998. This increase of $33,827 is a result from increased costs associated with an expanded marketing outreach program.

General and administrative expenses for the three months ended June 30, 1999 increased to $252,928 from $191,399 for the three months ended June 30, 1998. The increase of $61,529 primarily resulted from an increase in legal and accounting fees associated with the filing of a registration statement.

Interest expense, net, for the three months ended June 30, 1999 was $13,930, as compared to $23,808 for the three months ended June 30, 1998. The decrease in interest expense of $9,878, resulted primarily from an offset of interest income of $3,794, conversion of debt instruments and repayment of notes payable.

Other income, net for the three months ended June 30, 1999 increased to $136,405 in income from $335 in income for the three months ended June 30, 1998. The increase of $136,070 in income resulted primarily from an increase in debt forgiveness income.

Net profit for the three months ended June 30, 1999 and the three months ended June 30, 1998 were $67,272 and $(236,972), respectively.


   Six Months Ended June 30, 1999 Compared With Six Months Ended June 31, 1998

Revenues for the six months ended June 30, 1999 increased to $545,493 from $150,986 for the six months ended June 30, 1998. The increase of $394,453, resulted primarily from revenue generated by performance under contracts recently signed.

The cost of sales and services for the six months ended June 30, 1999 decreased to $93,945 from $163,493 for the six months ended June 30, 1998. The decrease of $70,488 resulted primarily from an increase in capitalized research and development costs and reduced costs associated with supporting existing customers, which was partially offset by increased costs associated with implementing new contracts.

Selling and marketing expenses for the six months ended June 30, 1999 increased to $112,109 from $93,425 for the six months ended June 30, 1998. This increase of $18,684 resulted primarily from increased costs associated with an expanded marketing outreach program.

General and administrative expenses for the six months ended June 30, 1999 decreased to $445,510 from $521,622 for the six months ended June 30, 1998. The decrease of $76,112 resulted primarily from a decrease in expense from contingent liabilities which were offset by increased legal and accounting fees associated with filing of a registration statement.

Interest expense, net, for the six months ended June 30, 1999 was $43,763, as compared to $45,285 for the six months ended June 30, 1998. The decrease of $1,522 in interest expense resulted primarily from an interest income offset of $4,631, a reduction in notes payable, which was partially offset by a onetime interest charge related to prepayment of a note payable.

Other income, net for the six months ended June 30, 1999 increased to $135,445 in income from $11,558 in expense for the six months ended June 30, 1998. The increase of $147,003 resulted primarily from an increase in debt forgiveness income.

Net Profit for the six months ended June 30, 1999 and the six months ended June 30, 1998 were $(13,543) and $(684,507), respectively.

Liquidity and Capital Resources

Working capital (deficit) at June 30, 1999 was $(3,572,580) as compared to $(3,564,057) at June 30, 1998 and $(4,318,026) at December 31, 1998.

We have funded our operations and working capital needs through a series of private equity and debt offerings, the exercise of investor warrants, and payments received under new contracts.

Cash and cash equivalents at June 30, 1999 were $ 284,541, an increase of $297,365 from June 30, 1998. During the six months ended June 30, 1999, we used $155,125 net cash in our operating activities as compared to using $256,061, for the six months ended June 30, 1998. This net change in the use of cash in operations of $100,936 was the result of an increase in operating revenue and a decrease in operating expenses.

During the six months ended June 30, 1999, we used $322,270 for investing activities as compared to $-0-, for the six months ended June 30, 1998. The increased use of cash for investing activities resulted from an increase in the acquisition of computer equipment and an increase in intangible assets resulting from capitalizing certain research and development costs associated with bringing new software products to market.

During the six months ended June 30, 1999, we generated net cash of $760,160 from financing activities as compared to $245,074 for the six months ended June 30, 1998. The increase of $515,086 resulted from funds raised in a Regulation D, Rule 504 private placement of common stock and the exercise of investor warrants.

We lease office space on a two-year sublease basis and could be required to move and/or add more space after this two-year period. The major capital expenditures we may incur are for computers and related local area network hardware and software and travel for sales representatives and key support and installation personnel. Our recent upgrade of the DataQual software is being initially marketed to our existing hospital customers. We also intend to invest approximately $250,000 in personnel to expand and enhance sales, software development and customer support, as well as associated office support staff.

We have frequently not been able to make timely payments to our trade and other creditors. As of June 30, 1999, we had past due obligations for which there were claims and judgments of approximately $1,592,000. Deferred payment terms have been negotiated with many of our vendors and critical services have not been suspended, nor has there been cancellation of orders due to delays in product delivery as a result. We intend to use the cash generated from operations, if any, to pay our trade and other creditors. We may have an opportunity to discount or reduce some of the trade and other creditor's debts. We, in all likelihood, will need to raise additional funds either from loans or additional equity and/or debt offerings during the next twelve months, however, there are no assurances that we will be able to raise capital sufficient to enable us to continue our operations as contemplated.

From January 1999 to May 1999, the Company issued, 1,727,079 shares of common stock under Regulation D, Rule 504 at an adjusted price of $.50 per share in exchange for $883,538 in cash, debt conversion and other expenses. From January 1999 to March 1999, 446,389 shares issued at $.60 were subject to a post issuance adjustment to $.50 per share resulting in an additional 54,398 shares being issued per the adjustment.

In May and June 1999 we issued 460,000 shares of our common stock to holders of warrants issued in the Regulation D, Rule 506 offering upon exercise of 460,000 warrants at an issuance price of $0.25 per share. These warrant had previously been purchased at price of $1.00 per warrant, for an aggregate price of $1.25 per share, and pursuant to an agreement to reduce the exercise price of the warrants from $.75 to $.25 per share for a period of 60 days. In conjunction with these transactions, we also issued 100,000 shares of our common stock to the placement agent at $.50 per share, net of commissions and in exchange for $25,000 in cash.

In June 1999 we issued 99,000 shares of our common stock to holders of warrants at an exercise price of $0.50 per share in exchange for debt repayment and 30,000 shares of our common stock to a holder of warrants at an exercise price of $0.75 per share in exchange for $22,500 in cash.

We had, at June 30, 1999, a working capital (deficit) of $(3,572,580). We believe that cash generated from operations will not be totally sufficient to fund our current and past due cash requirements. We anticipate that it will be likely that we will raise additional funds either by loan and/or additional equity offerings. It is possible that we may have to curtail our current operations and delay and/or cancel our business plans, however, management believes that our current operational plans for the next twelve months will not be curtailed or delayed because of the lack of sufficient financing. If additional financing is required, there can be no assurances that we will be able to obtain such additional financing, on terms acceptable to us and at the times required by us, or at all.

We believe that our current staffing, cost structure, and current operating plans will allow us an opportunity to compete effectively as a supplier of information management software to the hospital market and possibly attain profitability in future periods.

Net Operating Loss

For federal income tax purposes, we have net operating loss carryforwards of approximately $7,900,000 as of December 31, 1998 and $8,300,000 (unaudited) as of June 30, 1999. These carryforwards expire in the years 2009 and 2018, respectively. We also have a capital loss carryforward of approximately $1,560,000 which expires in 2001. The use of our net operating loss carryforwards to offset taxable income, if achieved, may be subject to specified annual limitations.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

A judgement in the amount of $162,147 was entered against the Company's predecessor in March 1998 in Integrated Healthcare Systems, Inc. v. Gaskell, et al, (Docket No. 98-1480), a case in the United States District Court Eastern District of Virginia. The judgement was granted to a former owner of a onetime subsidiary of the Company's predecessor and was based on the indemnification provision in the stock purchase agreement by which he sold his interest in that subsidiary to the Company's predecessor. The Company appealed that judgement and, on June 14, 1999, the United States Court of Appeals for the Fourth Circuit vacated the judgment. However, the appeals court also remanded the case back to district court for further proceedings as to whether sanctions against the Company should be imposed.

On May 14, 1999, the Company's predecessor and a judgement holder settled a lawsuit with payments totaling $20,000 against a judgement for $80,000 plus accrued interest on a note from a previous settlement which was in default. The judgment, which has been released, stemmed from a lawsuit filed by Freer & McGarry, PC, a law firm, in June 1995 against the Company's predecessor in the Superior Court of the District of Columbia seeking recovery of $210,822.44, which was alleged to be the reasonable value of legal services and expenses claimed to have been supplied to the Company's predecessor.

Item 2. Changes in Securities and Use of Proceeds


From January 1999 to May 1999, the Company issued, 1,727,078 shares of common stock under Regulation D, Rule 504 at an adjusted price of $.50 per share in exchange for $863,539 in cash, debt conversion and other expenses. From January 1999 to March 1999, 446,389 shares issued at $.60 were subject to a post issuance adjustment to $.50 per share resulting in an additional 74,398 shares being issued from April 1999 to August 1999 per the adjustment.

In May and June 1999 we issued 460,000 shares of our common stock to holders of warrants issued in the Regulation D, Rule 506 offering upon exercise of 460,000 warrants at an issuance price of $.25 per share. These warrant had previously been purchased at price of $1.00 per warrant, for an aggregate price of $1.25 per share, and pursuant to an agreement to reduce the exercise price of the warrants from $.75 to $.25 per share for a period of 60 days. In conjunction with these transactions, we also issued 100,000 shares of our common stock to the placement agent at $.50 per share, net of commissions for $25,000 in cash.

In June 1999 we issued 99,000 shares of our common stock to holders of warrants at an exercise price of $0.50 per share in exchange for debt repayment and 30,000 shares of our common stock to a holder of warrants at an exercise price of $0.75 per share in exchange for $22,500 in cash.

At June 30, 1999 warrants to purchase 12,066,755 shares of common stock exercisable at varying dates through June 2004 at prices from $.75 to $7.00 per share were outstanding. Of the 12,066,755 warrants, 7,526,784 warrants were issued by the Company to the holders of IHS common stock as of June 14, 1999. Each warrant allows the holder to purchase one share of the Company's common stock at $5.00 for a period of five years expiring in June 2004.

Item 5: Other Information

None.

Item 6: Exhibits and Reports on Form 8-K




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                H-QUOTIENT, Inc.


August 9, 1999                  By: /s/ Michael J. Black
                                    ------------------------------------
                                    Michael J. Black
                                    Chairman and Chief Executive Officer