Form 10QSB/A
period 1999-06-30
H QUOTIENT INC
filed 1999-10-06
CIK 1001781

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                 AMENDMENT NO. 1
                                 ---------------
                          QUARTERLY REPORT PURSUANT TO
           SECTION 13 OR I5(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES x                            NO
   ---                             ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 7,526,784 shares of its $.0001 par value common stock as of June 30, 1999.

The undersigned registrant hereby files this Amendment No. 1 to its Form 10-QSB in response to comments contained in the Commission's letter dated August 24, 1999.

H-Quotient INC.

FORM 10-QSB
FOR THE SIX MONTHS ENDED JUNE 30,1999
INDEX



PART I:   FINANCIAL INFORMATION (unaudited)

Item 1 :                                                               PAGE

Condensed Consolidated Balance Sheet as of June 30, 1999,
December 31, 1998 and June 30, 1998                                     3

Condensed Consolidated Statements of Stockholders' Equity
for the six months ended June 30, 1999                                  4

Condensed Consolidated Statements of Operations for the three
and six months periods ended June 30, 1999 and 1998                     5

Condensed Consolidated Statements of Cash Flows for the six
months ended June 30, 1999 and June 30, 1998                            6

Notes to Unaudited Condensed Consolidated Financial                     7
Statements for the six months ended June 30, 1999

Item 2:
Management's Discussion and Analysis of Financial Condition            12
and Results of Operations

PART II:         OTHER INFORMATION

Item 1: Legal Proceedings                                              17

Item 2: Changes in Securities and Use of Proceeds                      18

Item 5: Other Information                                              19

Item 6: Exhibits and Reports on Form 8-K                               19

                                H-Quotient, INC.

                           Consolidated Balance Sheets

                                                                                        June 30, 1999       December 31, 1998
                                                                                        ------------          ------------
                                                                                         (unaudited)            (audited)
Assets

     Current assets:
        Cash ..................................................................         $    284,541          $      1,776
        Contracts receivable ..................................................              117,640                70,332
        Due from officers .....................................................               25,368                 9,985
        Prepaid expenses and other current assets .............................               73,014                  --
                                                                                        ------------          ------------
             Total current assets .............................................              500,563                82,093

        Property and equipment, net ...........................................               89,882                67,776
        Capitalized software, net of accumulated ..............................              317,754                69,308
            amortization of $-0- in 1998 and $10,546
            as of June 30, 1999
        Intangibles, net ......................................................               13,367
        Deposits ..............................................................               59,490                 6,860
                                                                                        ------------          ------------


             Total assets .....................................................         $    981,056          $    226,037
                                                                                        ============          ============
Liabilities and Shareholders' Accumulated Deficit

     Current liabilities:
        Accounts payable ......................................................         $    762,499          $    923,306
        Accrued expenses ......................................................            1,773,717             1,901,458
        Short-term debt .......................................................              998,864             1,337,130
        Deferred revenues .....................................................              115,957               238,225
        Billings in excess of costs and estimated earnings ....................              422,106                  --
                                                                                        ------------          ------------
             Total current liabilities ........................................            4,073,143             4,400,119


     Shareholders' accumulated deficit:
        Common stock, $.0001 par value authorized
             50,000,000 shares (90,000,000 shares authorized at June 30, 1999),
             5,110,075 shares outstanding at December 31, 1998 and 7,526,784 shares
             outstanding at June 30, 1999, respectively .......................                  753                   511
        Additional paid-in capital ............................................            8,585,201             7,489,905
                                                                                        ------------          ------------
        Accumulated deficit ...................................................          (11,678,041)          (11,664,498)
                                                                                        ------------          ------------
             Total shareholders' accumulated deficit ..........................           (3,092,087)           (4,174,082)

             Total liabilities and shareholders' accumulated
                       deficit ................................................         $    981,056          $    226,037
                                                                                        ============          ============

                 See accompanying notes to financial statements.

                                H-Quotient, INC.

          Consolidated Statements of Shareholders' Accumulated Deficit

                                                              Common Stock      Additional                      Total
                                                 Accumulated                      Paid in     Accumulated   Shareholders'
                                                    Shares         Amount         Capital       Deficit       (Deficit)
                                                 ------------   ------------   ------------  ------------   ------------

December 31, 1996 .............................     3,162,591            316      5,104,137    (6,464,087)    (1,359,634)

Issuance of common stock and warrants:
      Warrants issued in connection with
         purchase of IST assets @ $.10 ........                                     134,000                      134,000
      Reg A Issuance @ $2.00 ..................       271,984             28        543,940                      543,968
      Stock Issuance @ $0.84 ..................       100,000             10         83,893                       83,903
      Sale of Stock for notes @ $0.33 .........     1,065,747            107        354,590                      354,697
      Sale of Stock for notes @ $1.01 .........        77,428              8         78,202                       78,210
      Stock Issuance - Rule 144 @ $2.00 .......       135,029             14        270,044                      270,058
      Warrants pursuant to a Regulation D
         offering @ $1.00 .....................                                     265,188                      265,188
Net Loss for 1997 .............................                                                (3,282,673)    (3,282,673)
                                                 ------------   ------------   ------------  ------------   ------------

Balance at December 31, 1997 ..................  $  4,812,779   $        483   $  6,833,994  $ (9,746,760)  $ (2,912,283)
                                                 ============   ============   ============  ============   ============

Issuance of common stock and warrants:
      Warrants pursuant to a Regulation D
         offering @ $1.00 .....................                                     145,000                      145,000
      Warrants issued for services @ $.75 .....                                     233,350                      233,350
Net loss for the six months ended
      June 30, 1998 (unaudited) ...............                                                  (917,857)      (917,857)
                                                 ------------   ------------   ------------  ------------   ------------

June 30, 1998 (unaudited) .....................     4,812,779            483      7,212,344   (10,664,617)    (3,451,790)
                                                 ============   ============   ============  ============   ============


Issuance of common stock and warrants:
      Pursuant to Regulation D offering @ $1.00                                      50,000                       50,000
      Pursuant to Regulation D offering @ $.10                                       25,000                       25,000
      Stock Issuance - Rule 144 @ $.68 ........       297,926             28        202,561                      202,589

Net Loss for the six months ended
      December 31, 1998 .......................                                                  (999,881)      (999,881)
                                                 ------------   ------------   ------------  ------------   ------------

Balance at December 31, 1998 ..................     5,110,705            511      7,489,905   (11,664,498)    (4,174,082)
                                                 ============   ============   ============  ============   ============

Issuance of common stock:
      Regulation D offering
        @ $0.50 per share (unaudited) .........     1,727,079            173        883,365                      883,538
        @ $0.25 per share (unaudited) .........       560,000             56        139,944                      140,000
      Stock Issuance - Rule 144
        @ $0.75 per share (unaudited) .........        30,000              3         22,497                       22,500
        @ $0.50 per share (unaudited) .........        99,000             10         49,490                       49,500

Net loss for the six months ended
      June 30, 1999 (unaudited) ...............                                                   (13,543)       (13,543)
                                                 ------------   ------------   ------------  ------------   ------------

      June 30, 1999 (unaudited) ...............     7,526,784            753      8,585,201   (11,678,041)    (3,092,087)
                                                 ============   ============   ============  ============   ============

          See accompanying notes to consolidated financial statements.

                                H-Quotient, INC.

                      Consolidated Statements of Operations

                                                 Six Months Ended              Three months ended
                                                      June 30,                        June 30,
                                               1999            1998            1999            1998
                                           -----------     -----------     -----------     -----------
                                           (unaudited)     (unaudited)     (unaudited)      (unaudited)
Revenues:

      Software sales ..................    $   222,908     $      --       $   193,008     $      --

      Maintenance and service income ..        322,531         150,986         124,969          78,382
                                           -----------     -----------     -----------     -----------

           Total revenues .............        545,439         150,986         317,977          78,382

Operating expenses:

      Cost of sales and services ......         93,045         163,493          54,085          68,142

      Selling and marketing ...........        112,109          93,425          66,167          32,340

      General and administrative ......        445,510         754,972         252,928         191,399
                                           -----------     -----------     -----------     -----------

           Total operating expenses ...        650,664       1,011,890         373,180         291,881
                                           -----------     -----------     -----------     -----------

      Operating loss ..................       (105,225)       (860,904)        (55,203)       (213,499)

Other expense/(income):
      Interest expense ................         43,763          45,285          13,930          23,808
      Other expense/(income) ..........       (135,445)         11,668        (136,405)           (335)
                                           -----------     -----------     -----------     -----------

           Total other expense/(income)        (91,682)         56,953        (122,475)         23,473
                                           -----------     -----------     -----------     -----------

Net income (loss) .....................    $   (13,543)    $  (917,857)    $    67,272     $  (236,972)
                                           ===========     ===========     ===========     ===========

Earnings per common share:
     Basic and diluted: ...............    $     (0.00)    $     (0.19)    $      0.01     $     (0.05)
                                           -----------     -----------     -----------     -----------

Weighted Average of
Common shares outstanding .............      6,397,260       4,812,779       7,162,930       4,812,779
                                           ===========     ===========     ===========     ===========

                 See accompanying notes to financial statements.

                                H-Quotient, INC.

                      Consolidated Statements of Cash Flows

                                                                     Six months ended
                                                                          June 30,
                                                                 1999               1998
                                                              ---------          ---------
                                                              (unaudited)       (unaudited)

Cash flows from operating activities:
       Net loss .....................................         $ (13,543)         $(917,857)
Adjustments to reconcile net loss to net cash
used in operating activities:
       Depreciation .................................            24,761             19,554
       Amortization .................................            13,221            (15,643)
       Stock and warrants issued for current expenses             1,000            233,350
Changes in operating assets and liabilities:
(Increase)/Decrease in:
       Contracts receivable .........................           (47,309)            26,200
       Due from affiliate ...........................              --                 --
       Due from officers ............................           (15,383)              (505)
       Prepaid expenses and other current assets ....           (70,014)              --
       Deferred charges and other assets ............           (55,631)              --
Increase/(Decrease) in:
       Accounts payable .............................           230,021             97,615
       Accrued expenses .............................          (127,928)           226,797
       Deferred revenues ............................          (124,598)            74,429
       Billings in excess of costs ..................           422,106               --
                                                              ---------          ---------
       Net cash (used) in/provided by operating
          activities ................................           236,703           (256,060)
                                                              ---------          ---------

Cash flows from investing activities:
       Additions to property and equipment ..........           (48,788)              --
       Disposals of property and equipment, net .....             1,549               --
       Additions to intangibles .....................          (275,031)              --
                                                              ---------          ---------
       Net cash used in investing activities ........          (322,270)              --


Cash flows from financing activities:
       Proceeds from sale of common stock ...........           588,332
       Proceeds from sale of warrants ...............                              145,000
       Proceeds from notes payable ..................              --               90,000
       Repayment of notes payable ...................          (220,000)           (20,000)
       Repayment of related parties .................                              (90,000)
       Proceeds from related parties ................              --              120,074
                                                              ---------          ---------
Net cash provided by financing activities ...........           368,332            245,074
                                                              ---------          ---------


Net increase in cash ................................           282,765            (10,986)
Cash at beginning of period .........................             1,776             (1,838)
                                                              ---------          ---------
Cash at end of period ...............................         $ 284,541          $ (12,824)
                                                              =========          =========

        See accompanying footnotes to consolidated financial statements.

H-Quotient, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Six Months Ended June 30, 1999

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

Revenue Recognition and Deferred Revenue - The Company follows the guidelines as promulgated under Statement of Position (SOP) 97-2, 98-4 and 98-9 in recognizing revenue on software sales and other services. Management believes that implementation of SOP 98-4 and 98-9 does materially affect the financial statements.

Software System Sales - Revenue form software system sales that do not require significant production, modification or customization are recognized when all of the following criteria are met:

         Execution of a written contract;
         Delivery of product;
         The fee is fixed or determinable and
         Collectibility is reasonably assured

If a software system sale includes multiple elements, the sale price is allocated to each element according to its actual selling price.

Revenue from software system sales requiring significant modification or customization are recognized using the percentage of completion method based upon the costs incurred relative to total estimated costs.

Contract costs include all direct material, labor costs, subcontract and those indirect costs related to contract performance, such as equipment cost, supplies, insurance, payroll taxes and other general costs. General, administrative and overhead costs are charged to expense as incurred. Provision for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability, and final contract settlements may result in revisions to costs and income, which are recognized in the period in which the revisions are determined.

Long-term contracts include certain key elements and consist of the following:

         I-Link Enterprise;
         Central Data Repository (CDR) or data warehouse;
         PC-based intelligent node or server;
         On-going support and training;
         Dataqual system (optional).

The Company offers non-specific upgrades to customers with annual support agreements for a specific product when they are completed and available for release. If an upgrade leads to a new product, the upgrade is considered a new sale.

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

Cash Equivalents - For the purposes of the consolidated statements of cashflows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

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

Intangible Assets - Amortization of intangible assets is determined using the straight-line method over the estimated useful lives of the assets, as follows:

        Financing costs                                5 years
        Maintenance contracts                        30 months
        Customer lists                               30 months
        Copyrights                                   30 months

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

Dividend Policy - The Company has not paid any dividends since its inception and does not anticipate paying any dividends in the foreseeable future.

Earnings Per Share - Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per share include the dilutive effect of warrants and contingent shares.

Stock-Based Compensation - The Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APS) No. 25, "Accounting for Stock Issued to Employees". Compensation cost for stock options and other equity instruments, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Restricted stock, if any, is recorded as compensation cost over the requisite vesting periods based on the market value of the date granted.

Statement of Financial Accounting Standards ("SFAS") No. 123 " Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

Going Concern - The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred significant operating losses, and has a working capital deficiency of $(3,575,580) at June 30, 1999 (unaudited). These factors raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated unaudited financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Lease Commitments - Beginning May 21, 1999, the Company entered into a two year sublease agreement for office space. Future minimum lease payments as of December 31, 1998 under operating leases with terms greater than one year are as follows:

                                    Year Ending

                                    December 31, 1999                  $  62,286
                                    December 31, 2000                    106,776
                                    December 31, 2001                     44,490
                                                                       ---------
                                                                       $ 213,552

Rent expense is as follows:

Three months ended June 30, 1999 (unaudited)                           $  18,064

Three months ended June 30, 1998 (unaudited)                           $  11,148

Six months ended June 30, 1999 (unaudited)                             $  28,962

Six months ended June 30, 1998 (unaudited)                             $  18,351


Billings in Excess of Costs and Estimated Earnings

                                                               Six months ended
                                                                June 30, 1999
                                                                --------------

Costs incurred on uncompleted contracts                      $          83,579

Gross profit recognized to date on uncompleted
  Contracts                                                            316,795
                                                                --------------
                                                                       400,374
Less:  Billings to date                                               (822,480)
                                                                ==============
                                                             $        (422,106)
                                                                ==============

Included in accompanying balance sheets under the following captions:

  Costs and estimated earnings in excess
    of billing on uncompleted contracts                      $               -

  Billings in excess of cost and estimated
    earnings on uncompleted contracts                                 (422,106)
                                                                ==============
                                                             $        (422,106)
                                                                ==============


  Supplemental Information to Statements of Cash Flows - Supplemental disclosure of cash flows and noncash investing and financing activities are as follows:

  Six months ended June 30, 1999 (unaudited):

o Exchange of debt and expenses totaling $457,706 into 915,412 shares of common stock of the Company under a Regulation D Rule 504 offering.

o Exchange of accounts payable of $49,500 into 99,000 shares of common stock of the Company issued subject to Rule 144.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and related notes for the six months ended June 30, 1999, and with the Company's audited financial statements and accompanying notes for the year ended December 31, 1998. This report contains forward-looking statements, such as statements of the Company's plans, objectives, expectations and intentions, within the meaning of the Securities Exchange Act of 1933, as amended. Actual results could differ materially from those anticipated in forward-looking statements and are made as of the date of this report. The Company assumes no obligation to update them. The discussion contained herein relates to the financial statements, which have been prepared in accordance with GAAP.

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

Our business and assets were owned and operated by IHS until June 14, 1999 the effective date of a downstream merger between the companies. The 7,526,784 shares of outstanding common stock, (par value $.0001) of Integrated Healthcare Systems, Inc. was exchanged for 7,526,784 shares of H-Quotient, Inc. common stock, (par value $.0001).

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


Results of Operations

   Three Months ended June 30, 1999 Compared With Three Months ended June 30,
1998

Revenues for the three months ended June 30, 1999 increased to $317,977 from $78,382 for the three months ended June 30, 1998. The increase of $239,595 is primarily a result from new contracts recently signed for I-Link Enterprise software systems and completion of the testing phase of the new version of the Dataqual software product, was partially offset by a decrease in service revenue from DOS based Dataqual products under support contracts.

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

Other income, net for the three months ended June 30, 1999 increased to $136,405 in income from $335 in income for the three months ended June 30, 1998. The increase of $136,070 in income resulted primarily from an increase in debt forgiveness income related to the settlement of a judgement claim. See "Legal Proceedings".

Net profit for the three months ended June 30, 1999 and the three months ended June 30, 1998 were $67,272 and $(236,972), respectively.


Six Months Ended June 30, 1999 Compared With Six Months Ended June 31, 1998

Revenues for the six months ended June 30, 1999 increased to $545,493 from $150,986 for the six months ended June 30, 1998. The increase of $394,453, resulted primarily from revenue generated under new contracts recently signed for I-Link Enterprise software systems and completion of the testing phase of the new version of the Dataqual software product, was partially offset by a decrease in service revenue from DOS based Dataqual products under support contracts.

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

General and administrative expenses for the six months ended June 30, 1999 decreased to $445,510 from $754,972 for the six months ended June 30, 1998. The decrease of $309,462 was a resulted primarily from a decrease in expense from contingent liabilities and investment banking fees which were offset by increased legal and accounting fees associated with filing of a registration statement.

Interest expense, net, for the six months ended June 30, 1999 was $43,763, as compared to $45,285 for the six months ended June 30, 1998. The decrease of $1,522 in interest expense resulted primarily from an interest income offset of $4,631, a reduction in notes payable, which was partially offset by a onetime interest charge related to prepayment of a note payable.

Other income, net for the six months ended June 30, 1999 increased to $135,445 in income from $11,558 in expense for the six months ended June 30, 1998. The increase of $147,003 in income resulted primarily from an increase in debt forgiveness income related to the settlement of a judgement claim. See "Legal Proceedings".

Net Profit for the six months ended June 30, 1999 and the six months ended June 30, 1998 were $(13,543) and $(917,857), respectively.

Liquidity and Capital Resources

Working capital (deficit) at June 30, 1999 was $(3,572,580) as compared to $(3,564,057) at June 30, 1998 and $(4,318,026) at December 31, 1998.

We have funded our operations and working capital needs through a series of private equity and debt offerings, the exercise of investor warrants, and payments received under new contracts.

Cash and cash equivalents at June 30, 1999 were $ 284,541, an increase of $297,365 from June 30, 1998. During the six months ended June 30, 1999, we generated net cash of $236,703 in our operating activities as compared to using $256,061, for the six months ended June 30, 1998. This increase of cash of $492,764 was primarily the result of an increase in collections of billings in excess of earnings and estimated costs.

There were non-cash activities in which accrued expenses and accounts payable were reduced through the exchange of common stock totaling $457,704. These transactions are accounted for in the unaudited financial statements for the three month and six month periods ended June 30, 1999. However, they are not reflected in the above discussion regarding cash and cash equivalents and in the Statement of Cash Flows. (See "Supplemental Information to Statement of Cash Flows").

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

During the six months ended June 30, 1999, we generated net cash of $428,332 from financing activities as compared to $245,074 for the six months ended June 30, 1998. The increase of $183,258 resulted from funds raised in a Regulation D, Rule 504 private placement of common stock and the exercise of investor warrants, which was offset by an increase in cash used for debt repayment.

Our sales of Dataqual and related service contracts are billed net due upon receipt. Payment terms on I-Link Enterprise contracts are defined in the contract and will vary according to specific contract terms. It is our practice to require a substantial payment upon signing of any long term contract.

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

Net Operating Loss

For federal income tax purposes, we have net operating loss carryforwards of approximately $6,900,000 as of December 31, 1998 and $7,300,000 (unaudited) as of June 30, 1999. These carryforwards expire in the years 2009 and 2018, respectively. We also have a capital loss carryforward of approximately $1,560,000 which expires in 2001. The use of our net operating loss carryforwards to offset taxable income, if achieved, may be subject to specified annual limitations.


PART II: OTHER INFORMATION

Item 1:   Legal Proceedings

We currently have judgements entered against us by various creditors. Of these judgements, six are uncontested and are immediately payable in the aggregate amount of $245,000 plus accrued interest of approximately $60,000.

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

In addition, our former accountant sued us in April 1997 for collection of $365,833 in fees. The case, M.R. Weiser & Co., LLP v. Integrated Healthcare Systems, Inc., (Index No. 601937/97). is presently pending in the United States

District Court for the Southern District of New York. We have answered the complaint and asserted various affirmative defenses, among them claims that the plaintiff has not given us full credit for payments made and that plaintiff's charges were excessive and unreasonable. This action is pending and is in the discovery phase.

On January 10, 1997 the Internal Revenue Service ("IRS") filed in the Circuit Court for the County of Fairfax, Virginia a Notice of Federal Tax Lien in the amount of $386,234.73 against us for employment withholding tax liabilities of Integrated Systems Technology, Inc. ("IST") formerly a wholly owned subsidiary of ours acquired in 1995. It is the opinion of our special counsel, Carr Goodson Lee & Warner P.C., Washington D.C.; that there is no "alter ego" liability on the part of us and that the lien filed against us is wrongful and should be released. We have made efforts to get the lien released but the IRS has refused. In the meantime, the IRS since the filing of the Notice, has not made any effort to enforce it against us. In the event the lien is not released, we may have to bring a suit against the IRS in the Federal courts for wrongful levy.

Other suits arising in the ordinary course of business are pending against us. We believe the ultimate outcome of these actions will not result in a material adverse effect on our consolidated financial position, results of operations or cash flows.


Item 2.  Changes in Securities and Use of Proceeds

From January 1999 to May 1999, the Company issued, 1,727,079 shares of common stock under Regulation D, Rule 504 at an adjusted price of $.50 per share in exchange for $428,833 in cash and $457,704 in debt conversion and other expenses. From January 1999 to March 1999, 446,389 shares issued at $.60 were subject to a post issuance adjustment to $.50 per share resulting in an additional 74,398 shares being issued from April 1999 to August 1999 per the adjustment.

In May and June 1999 we issued 460,000 shares of our common stock to holders of warrants issued in the Regulation D, Rule 506 offering upon exercise of 460,000 warrants at an issuance price of $.25 per share. These warrant had previously been purchased at price of $1.00 per warrant, for an aggregate price of $1.25 per share, and pursuant to an agreement to reduce the exercise price of the warrants from $.75 to $.25 per share for a period of 60 days. In conjunction with these transactions, we also issued 100,000 shares of our common stock to the placement agent at $.50 per share, net of commissions in exchange for $25,000 in cash.

In June 1999 we issued 99,000 shares of our common stock to holders of warrants at an exercise price of $0.50 per share in exchange for payment of accounts payable and we issued 30,000 shares of our common stock to a holder of warrants at an exercise price of $0.75 per share in exchange for $22,500 in cash.

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


H-Quotient, Inc.


October 5, 1999                     By:  /s/ Michael J. Black
                                         ------------------------------------
                                         Michael J. Black
                                         Chairman and Chief Executive Officer