Form 10QSB
period 1999-09-30
H QUOTIENT INC
filed 1999-11-15
CIK 1001781

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                          QUARTERLY REPORT PURSUANT TO
           SECTION 13 OR I5(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                              Commission File No.:

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

YES   X       NO
   -------      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 8,267,823 shares of its $.0001 par value common stock as of September 30, 1999.

H-QUOTIENT INC.

FORM 10-QSB
FOR THE SIX MONTHS ENDED September 30, 1999
INDEX


PART I:   FINANCIAL INFORMATION (unaudited)

Item 1:                                                                 PAGE

Condensed Consolidated Balance Sheet as of September 30, 1999,
December 31, 1998 and September 30, 1998                                  3

Condensed Consolidated Statements of Operations for the three
and nine months periods ended September 30, 1999 and 1998                 4

Condensed Consolidated Statements of Stockholders' Equity
for the nine months ended September 30, 1999                              5

Condensed Consolidated Statements of Cash Flows for the nine
months ended September 30, 1999 and September 30, 1998                    6

Notes to Unaudited Condensed Consolidated Financial
Statements for the nine months ended September 30, 1999                   7

Item 2:
Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                13

 PART II:         OTHER INFORMATION

 Item 1: Legal Proceedings                                               18

 Item 2: Changes in Securities and Use of Proceeds                       19

 Item 5: Other Information                                               21

 Item 6: Exhibits and Reports on Form 8-K                                21

                                H QUOTIENT, INC.

                           Consolidated Balance Sheets

                                                                                September 30, 1999   December 31, 1998
                                                                                ------------------   -----------------
                                                                                   (unaudited)           (audited)
Assets

     Current assets:
        Cash .................................................................     $     23,368       $      1,776
        Securities held for trade ............................................          812,196               --
        Contracts receivable .................................................          177,803             70,332
        Due from officers ....................................................            3,897              9,985
        Prepaid expenses and other current assets ............................           60,087               --
                                                                                   ------------       ------------
             Total current assets ............................................        1,077,351             82,093

        Property and equipment, net ..........................................           83,611             67,776
        Capitalized software, net of accumulated .............................          397,034             69,308
            amortization of $-0- in 1998 and $24,585
            as of September 30, 1999
        Intangibles, net .....................................................           16,365
        Deposits .............................................................           59,490              6,860
                                                                                   ------------       ------------


             Total assets ....................................................     $  1,633,852       $    226,037
                                                                                   ============       ============

Liabilities and Shareholders' Accumulated Deficit

     Current liabilities:
        Accounts payable .....................................................     $    561,700       $    923,306
        Accrued expenses .....................................................        1,680,504          1,901,458
        Short-term debt ......................................................          688,804          1,337,130
        Deferred revenues ....................................................          122,307            238,225
        Billings in excess of costs and estimated earnings ...................          151,374               --
                                                                                   ------------       ------------
             Total current liabilities .......................................        3,204,690          4,400,119



     Shareholders' accumulated deficit:
        Common stock, $.0001 par value authorized
             50,000,000 shares (90,000,000 shares authorized at September 30,
             1999), 5,110,075 shares outstanding at December 31, 1998 and
             8,267,823 shares
             outstanding at September 30, 1999, respectively .................              828                511
        Additional paid-in capital ...........................................        9,730,339          7,489,905
        Accumulated deficit ..................................................      (11,302,006)       (11,664,498)
                                                                                   ------------       ------------
             Total shareholders' accumulated deficit .........................       (1,570,838)        (4,174,082)

             Total liabilities and shareholders' accumulated
                       deficit ...............................................     $  1,633,852       $    226,037
                                                                                   ============       ============


                 See accompanying notes to financial statements.

                                H-QUOTIENT, INC.

                      Consolidated Statements of Operations

                                                               Nine Months Ended                 Three months ended
                                                                 September 30,                      September 30,
                                                           1999              1998              1999             1998
                                                        -----------       -----------       -----------      -----------
                                                        (unaudited)       (unaudited)       (unaudited)      (unaudited)
Revenues:

      Software sales .................................  $   425,736       $      --         $   202,828       $      --

      Maintenance and service income .................      518,904           211,953           196,373            60,967
                                                        -----------       -----------       -----------       -----------

           Total revenues ............................      944,640           211,953           399,201            60,967

Operating expenses:

      Cost of sales and services .....................      216,750           198,655           123,705            35,162

      Selling and marketing ..........................      183,785           154,134            71,675            60,709

      General and administrative .....................      700,606           869,829           255,096           103,190
                                                        -----------       -----------       -----------       -----------

           Total operating expenses ..................    1,101,141         1,222,618           450,476           199,061
                                                        -----------       -----------       -----------       -----------

      Operating loss .................................     (156,500)       (1,010,665)          (51,275)         (138,094)

Other expense/(income):
      Interest expense ...............................       63,929            69,584            20,166            24,299
      Other expense/(income) .........................         --                --                --                --
                                                        -----------       -----------       -----------       -----------

           Total other expense/(income) ..............       63,929            69,584            20,166            24,299
                                                        -----------       -----------       -----------       -----------

Operating income (loss), before extraordinary item ...  $  (220,429)      $(1,080,249)      $   (71,441)      $  (162,393)
                                                        -----------       -----------       -----------       -----------

Extraordinary items, net .............................      582,921              --             447,476              --
                                                        -----------       -----------       -----------       -----------

Net Income (loss) ....................................      362,492        (1,080,249)        376,035 #          (162,393)
                                                        ===========       ===========       ===========       ===========

Earnings per common share:
     Basic and diluted: ..............................  $      0.05       $     (0.22)      $      0.05       $     (0.03)
                                                        -----------       -----------       -----------       -----------

Weighted Average of
Common shares outstanding ............................    6,789,508         4,812,779         7,748,624         4,812,779
                                                        ===========       ===========       ===========       ===========

                 See accompanying notes to financial statements.

                                H-QUOTIENT, INC.

          Consolidated Statements of Shareholders' Accumulated Deficit

                                                             Common Stock               Additional                       Total
                                                    Accumulated                           Paid in      Accumulated    Shareholders'
                                                       Shares           Amount            Capital        Deficit       (Deficit)
                                                   -------------     -----------        -----------    -----------    -------------
December 31, 1996                                     3,162,591              316        5,104,137      (6,464,087)      (1,359,634)

Issuance of common stock and warrants:
      Warrants issued in connection with
         purchase of IST assets @ $.10                                                    134,000                          134,000
      Reg A Issuance @ $2.00                            271,984               28          543,940                          543,968
      Stock Issuance @ $0.84                            100,000               10           83,893                           83,903
      Sale of Stock for notes @ $0.33                 1,065,747              107          354,590                          354,697
      Sale of Stock for notes @ $1.01                    77,428                8           78,202                           78,210
      Stock Issuance - Rule 144 @ $2.00                 135,029               14          270,044                          270,058
      Warrants pursuant to a Regulation D
         offering @ $1.00                                                                 265,188                          265,188
Net Loss for 1997                                                                                      (3,282,673)      (3,282,673)
                                                   ------------     ------------     ------------    ------------     ------------

Balance at December 31, 1997                       $  4,812,779     $        483     $  6,833,994    $ (9,746,760)    $ (2,912,283)
                                                   ============     ============     ============    ============     ============

Issuance of common stock and warrants:
      Warrants pursuant to a Regulation D
         offering @ $1.00                                                                 145,000                          145,000
      Warrants issued for services @ $.75                                                 233,350                          233,350
Net loss for the nine months ended
      September 30, 1998 (unaudited)                                                                     (917,857)        (917,857)
                                                   ------------     ------------     ------------    ------------     ------------

September 30, 1998 (unaudited)                        4,812,779              483        7,212,344     (10,664,617)      (3,451,790)
                                                   ============     ============     ============    ============     ============


Issuance of common stock and warrants:
      Pursuant to Regulation D offering @ $1.00                                            50,000                          50,000
      Pursuant to Regulation D offering @ $.10                                             25,000                          25,000
      Stock Issuance - Rule 144 @ $.68                  297,926               28          202,561                         202,589

Net Loss for the three months ended
      December 31, 1998                                                                                  (999,881)       (999,881)
                                                   ------------     ------------     ------------    ------------     ------------

Balance at December 31, 1998                          5,110,705              511        7,489,905     (11,664,498)      (4,174,082)
                                                   ============     ============     ============    ============     ============

Issuance of common stock:
      Regulation D offering
        @ $0.50 per share (unaudited)                 1,857,079              186          948,352                          948,538
        @ $0.25 per share (unaudited)                   560,000               56          139,944                          140,000
      Stock Issuance - Rule 144
        @ $0.75 per share (unaudited)                    30,000                3           22,497                           22,500
        @ $0.50 per share (unaudited)                   149,000               15           74,485                           74,500
        @ $2.00 per share (unaudited)                   500,000               50          999,950                        1,000,000
        @ $0.84 per share (unaudited)                    16,667                2           14,062                           14,064
        @ $0.94 per share (unaudited)                    41,500                4           38,902                           38,906
        @ $0.78 per share (unaudited)                     2,872                1            2,242                            2,243

Net income for the nine months ended
      September 30, 1999 (unaudited)                                                                      362,492          362,492
                                                   ------------     ------------     ------------    ------------     ------------

      September 30, 1999 (unaudited)                  8,267,823              828        9,730,339     (11,302,006)      (1,570,839)
                                                   ============     ============     ============    ============     ============

          See accompanying notes to consolidated financial statements.

                                H-QUOTIENT, INC.

                      Consolidated Statements of Cash Flows

                                                                    Nine months ended
                                                                      September 30,
                                                                1999              1998
                                                              ---------        -----------
                                                             (unaudited)       (unaudited)
Cash flows from operating activities:
       Net income (loss)                                      $(220,429)       $(1,080,249)
Adjustments to reconcile net loss to net cash
used in operating activities:
       Depreciation                                              43,836             29,331
       Amortization                                              27,418            (15,643)
       Stock and warrants issued for current expenses             1,000            233,350
Changes in operating assets and liabilities:
(Increase)/Decrease in:
       Contracts receivable                                    (107,471)            60,649
       Due from affiliate                                          --                 --
       Due from officers                                          6,089               (505)
       Prepaid expenses and other current assets                (60,087)              --
       Deferred charges and other assets                        (58,787)              --
Increase/(Decrease) in:
       Accounts payable                                         174,292              5,146
       Accrued expenses                                         145,337            506,622
       Deferred revenues                                        (23,418)            17,507
       Billings in excess of costs                               58,875               --
                                                             ----------         ----------
       Net cash (used) in/provided by operating
          activities                                            (13,347)          (243,792)
                                                             ----------         ----------

Cash flows from investing activities:
       Additions to property and equipment                      (61,591)              --
       Disposals of property and equipment, net                   1,549               --
       Additions to intangibles                                (368,351)              --
                                                             ----------         ----------
       Net cash used in investing activities                   (428,393)              --
                                                             ----------         ----------

Cash flows from financing activities:
       Proceeds from sale of common stock                       678,332
       Proceeds from sale of warrants                           145,000
       Proceeds from notes payable                               60,000             90,000
       Repayment of notes payable                              (275,000)           (20,000)
       Repayment of related parties                             (90,000)
       Proceeds from related parties                               --              120,074
                                                             ----------         ----------
Net cash provided by financing activities                       463,332            245,074
                                                             ----------         ----------

Net increase in cash                                             21,593              1,282
Cash at beginning of period                                       1,776             (1,838)
                                                             ----------         ----------
Cash at end of period                                         $  23,369        $      (556)
                                                             ==========         ==========

        See accompanying footnotes to consolidated financial statements.

H-QUOTIENT, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Nine Months Ended September 30, 1999

Organization

HoQuotient, Inc. and Subsidiary (the "Company") was incorporated in Virginia on June 14, 1999, was organized to develop, market, install and maintain integrated software and hardware systems. The Company markets its products to private and public healthcare facilities throughout the United States. The Company's business is derived from a merger with Integrated Healthcare Systems, Inc. ("IHS") in which all the issued and outstanding shares of common stock of IHS was exchanged for an equal number of shares of the $.0001 par value common stock of the Company.

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

Software System Sales - Revenue form software system sales that do not require significant production, modification or customization are recognized when all of the following criteria are met;

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

The sales price for each element is allocated based upon vendor-specific objective evidence of fair value. Vendor specific evidence of fair value is determined based upon the price charged when the element is sold separately.

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

Stock-Based Compensation - The Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APS) No. 25, "Accounting for Stock Issued to Employees". Compensation cost for stock options and other equity instruments, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Restricted stock, if any , is recorded as compensation cost over the requisite vesting periods based on the market value of the date granted.

Statement of Financial Accounting Standards ("SFAS") No. 123 " Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

3.  Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred significant operating losses, and has a working capital deficiency of $(2,127,309) at September 30, 1999 (unaudited). These factors raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated unaudited financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

4. Lease Commitments

Beginning May 21, 1999, the Company entered into a two year sublease agreement for office space. Future minimum lease payments as of December 31, 1998 under operating leases with terms greater than one year are as follows:

             Year Ending

             December 31, 1999                      $ 62,286
             December 31, 2000                       106,776
             December 31, 2001                        44,490
                                                    --------
                                                    $213,552

Rent expense is as follows:

Three months ended September30, 1999 (unaudited)        $  26,695

Three months ended September 30, 1998 (unaudited)       $  11,148

Nine months ended September 30, 1999 (unaudited)        $  28,962

Nine months ended September 30, 1998 (unaudited)        $  54,452

7. Billings in Excess of Costs and Estimated Earnings

                                                             Nine months ended
                                                             September 31, 1999
                                                             ------------------

Costs incurred on uncompleted contracts                           $ 162,488

Gross profit recognized to date on uncompleted
  Contracts                                                         504,369
                                                                   --------
                                                                    668,857
Less:  Billings to date                                            (818,231)
                                                                   ========
                                                                  $(151,374)
                                                                   ========

Included in accompanying balance sheets
 under the following captions:

  Costs and estimated earnings in excess
    of billing on uncompleted contracts                           $       -

  Billings in excess of cost and estimated
    earnings on uncompleted contracts                              (151,374)
                                                                   ========
                                                                  $(151,374)
                                                                   ========

There was no long-term contract activity for the years ended December 31, 1998 and 1997.

12.  Earnings Per Share

The following data shows the amounts used in computing basic and diluted earnings per share for the years ended December 31, 1998 and 1997, and for Nine months ended September 31, 1999 (unaudited) and 1998 (unaudited).

                                                                                            Nine months ended
                                                                                               September 31,
                                                                                        ------------------------------
                                                   1998                 1997               1999               1998
                                                ------------        ------------        -----------       ------------
                                                                                        (unaudited)        (unaudited)
Net income (loss) to Common shareholders        $(1,917,738)        $(3,282,673)        $   363,492        $(1,080,249)
Weighted average number of outstanding
   common shares - basis                          4,936,915           3,578,054           6,789,508          4,812,779
Dilutive effect of warrants to purchase
   common shares                                       --                  --                  --                 --
                                                -----------         -----------         -----------        -----------

Diluted common shares outstanding                 4,936,915           3,578,054           6,028,047          4,812,779
                                                ===========         ===========         ===========        ===========

Net loss - basic and diluted                    $     (0.39)        $     (0.92)        $      0.05        $     (0.22)
                                                ===========         ===========         ===========        ===========

Warrants to purchase shares of common stock are not included in computing diluted earnings per share because their effects are antidilutive.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and related notes for the nine months ended September 30, 1999, and with the Company's audited financial statements and accompanying notes for the year ended December 31, 1998. This report contains forward-looking statements, such as statements of the Company's plans, objectives, expectations and intentions, within the meaning of the Securities Exchange Act of 1933, as amended. Actual results could differ materially from those anticipated in forward-looking statements and are made as of the date of this report. The Company assumes no obligation to update them. The discussion contained herein relates to the financial statements, which have been prepared in accordance with GAAP.

Overview

HoQuotient, Inc. is a Virginia corporation, incorporated on May 20, 1999, and is the successor by merger to Integrated Healthcare Systems, Inc. ("IHS") which was a Delaware corporation organized in 1993 under the name of Travel Technologies International, Inc. Our business, which we acquired from IHS through the merger, is the designing, development, selling and maintenance of computer software systems for the management of patient care in hospitals.

Our business and assets were owned and operated by IHS until June 14, 1999 the effective date of a downstream merger between the companies. The 7,526,784 shares of outstanding common stock (par value $.0001) of Integrated Healthcare Systems, Inc. was exchanged for 7,526,784 shares of H Quotient, Inc. common stock, (par value $.0001).

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


Results of Operations

Three Months ended September 30, 1999 Compared With Three Months ended September 30, 1998

Revenues for the three months ended September 30, 1999 increased to $399,201 from $60,967 for the three months ended September 30, 1998. The increase of $338,234 is primarily a result of revenue derived from new contracts signed in the first quarter for I-Link Enterprise software systems and related services that was partially offset by a decrease in DOS based Dataqual products under support contracts.

The cost of sales and services for the three months ended September 30, 1999 increased to $123,705 from $35,162 for the three months ended September 30, 1998. The increase of $88,543 resulted primarily from increased technical and support staff for the I-Link Enterprise contracts and with new Dataqual installations.

Selling and marketing expenses for the three months ended September 30, 1999 increased to $71,675 from $60,706 for the three months ended September 30, 1998. This increase of $10,966 is a result from increased costs associated with new marketing personnel.

General and administrative expenses for the three months ended September 30, 1999 increased to $255,096 from $103,190 for the three months ended September 30, 1998. The increase of $151,906 primarily resulted from an increase in legal and accounting fees associated with the filing of a registration statement and increased depreciation expense for computer equipment used in contract fulfillment and amortization of capitalized software costs.

Interest expense, net, for the three months ended September 30, 1999 was $20,166, as compared to $24,299 for the three months ended September 30, 1998. The decrease in interest expense of $4,133, resulted primarily from an conversion of debt instruments and repayment of notes payable.

Extraordinary items, net for the three months ended September 30, 1999 increased to $447,476 as compared to $-0- for the three months ended September 30, 1998. The increase resulted primarily from the net gain derived from the settlement of debt totaling $792,000 with various creditors in which 154,092 shares of our common stock was exchanged. See "Legal Proceedings" and "Changes in Securities and Use of Proceeds".

Net profit for the three months ended September 30, 1999 and the three months ended September 30, 1998 were $376,035 and $(162,393), respectively.

Nine Months Ended September 30, 1999 Compared With Nine Months Ended September 31, 1998

Revenues for the nine months ended September 30, 1999 increased to $944,640 from $211,953 for the nine months ended September 30, 1998. The increase of $732,687 resulted primarily from revenue generated under new contracts signed in the first quarter for I-Link Enterprise software systems and related services and completion of the testing phase of the new version of the Dataqual software product that was partially offset by a decrease in DOS based Dataqual products under support contracts.

The cost of sales and services for the nine months ended September 30, 1999 increased to $216,750 from $198,655 for the nine months ended September 30, 1998. The increase of $18,095 resulted primarily from an increase in the technical and support staff associated with implementing new contracts, which was partially offset by capitalized research and development costs.

Selling and marketing expenses for the nine months ended September 30, 1999 increased to $183,785 from $154,134 for the nine months ended September 30, 1998. This increase of $29,651 resulted primarily from increased costs associated with an expanded marketing outreach program and new marketing personnel.

General and administrative expenses for the nine months ended September 30, 1999 decreased to $700,606 from $869,829 for the nine months ended September 30, 1998. The decrease of $169,224 was a resulted primarily from a decrease in expense from contingent liabilities and investment banking fees which were offset by increased legal and accounting fees associated with filing of a registration statement.

Interest expense, net, for the nine months ended September 30, 1999 was $63,929, as compared to $69,584 for the nine months ended September 30, 1998. The decrease of $5,655 in interest expense resulted primarily from an interest income offset of $4,631, conversion of debt instruments and repayment of notes payable.

Extraordinary items, net for the three months ended September 30, 1999 increased to $447,476 as compared to $-0- for the three months ended September 30, 1998. The increase resulted primarily from the net gain derived from the settlement of debts totaling $792,000 with various creditors in which cash and 154,092 shares of our common stock was exchanged. See "Legal Proceedings" and "Changes in Securities and Use of Proceeds".

Net Profit for the nine months ended September 30, 1999 and the nine months ended September 30, 1998 were $362,492 and $(1,080,249), respectively.

Liquidity and Capital Resources

Working capital (deficit) at September 30, 1999 was $(2,127,339) as compared to $(3,090,910) at September 30, 1998 and $(4,318,026) at December 31, 1998.

We have funded our operations and working capital needs through a series of private equity and debt offerings, the exercise of investor warrants, and payments received under new contracts.

Cash and cash equivalents at September 30, 1999 were $ 23,368, an increase of $23,925 from September 30, 1998. During the nine months ended September 30, 1999, we used $13,347 net cash in our operating activities as compared to using $243,792, for the nine months ended September 30, 1998. This net change in the use of cash in operations of $257,139 was the result of an increase in operating revenue and a decrease in operating expenses, accounts payable and accrued expenses.

During the nine months ended September 30, 1999, we used $428,393 for investing activities as compared to $-0-, for the nine months ended September 30, 1998. The increased use of cash for investing activities resulted from an increase in the acquisition of computer equipment and an increase in intangible assets resulting from capitalizing certain research and development costs associated with bringing new software products to market.

During the nine months ended September 30, 1999, we generated net cash of $463,332 from financing activities as compared to $245,074 for the nine months ended September 30, 1998. The increase of $218,258 resulted from funds raised in a Regulation D, Rule 504 private placement of common stock and the exercise of investor warrants, which was partially offset by debt repayment.

Our sales of Dataqual and related service contracts are billed net due upon receipt. Payment terms on I-Link Enterprise contracts are defined in the contract and will vary. It is our practice to require a substantial payment upon signing of any long term contract.

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

We have frequently not been able to make timely payments to our trade and other creditors. As of September 30, 1999, we had past due obligations for which there were claims and judgments of approximately $900,000. Deferred payment terms have been negotiated with many of our vendors and critical services have not been suspended, nor has there been cancellation of orders due to delays in product delivery as a result. We intend to use the cash generated from operations, if any, to pay our trade and other creditors. We may have an opportunity to discount or reduce some of the trade and other creditor's debts. We, in all likelihood, will need to raise additional funds either from loans or additional equity and/or debt offerings during the next twelve months, however, there are no assurances that we will be able to raise capital sufficient to enable us to continue our operations as contemplated.

We had, at September 30, 1999, a working capital (deficit) of $(2,127,339). We believe that cash generated from operations will not be totally sufficient to fund our current and past due cash requirements. We anticipate that it will be likely that we will raise additional funds either by loan and/or additional equity offerings. It is possible that we may have to curtail our current operations and delay and/or cancel our business plans, however, management believes that our current operational plans for the next twelve months will not be curtailed or delayed because of the lack of sufficient financing. If additional financing is required, there can be no assurances that we will be able to obtain such additional financing, on terms acceptable to us and at the times required by us, or at all.

We believe that our current staffing, cost structure, and current operating plans will allow us an opportunity to compete effectively as a supplier of information management software to the hospital market and possibly attain profitability in future periods.

Net Operating Loss

For federal income tax purposes, we have net operating loss carryforwards of approximately $7,900,000 as of December 31, 1998 and $8,300,000 (unaudited) as of September 30, 1999. These carryforwards expire in the years 2009 and 2018, respectively. We also have a capital loss carryforward of approximately $1,560,000 which expires in 2001. The use of our net operating loss carryforwards to offset taxable income, if achieved, may be subject to specified annual limitations.

PART II: OTHER INFORMATION

Item 1:   Legal Proceedings

We currently have judgements entered against us by various creditors. Of these judgements, five are uncontested and are immediately payable in the aggregate amount of $200,000 plus accrued interest of approximately $40,000.

On September 23, 1999, we settled a judgement and a pending lawsuit with a judgement holder. The outstanding matters included a judgement for a note payable plus accrued interest totaling $198,000 and in the matter of Integrated Healthcare Systems, Inc.v. Gaskell, et al, (Docket No. 98-1480) before the United States District Court Eastern District of Virginia which the defendant claimed $162,147 in legal fees. In settlement of these matters, we transferred marketable securities owned by us which we received in exchange for 75,295 shares of our common stock to the judgement holder. See "Sale of Securities and Use of Proceeds."

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

On September 16, 1999, we settled a lawsuit in exchange for 16,667 shares of our common stock. The case SSMI Corp. v. Integrated Healthcare Systems, Inc. (Index No. 21622/97) was filed for non-payment of a note payable of $50,000 plus accrued interest by SSMI Corp. in an action in the Supreme Court for the State of New York, County of Nassau.

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

Item 2.  Changes in Securities and Use of Proceeds

From January 1999 to May 1999, we issued 1,727,078 shares of common stock under Regulation D, Rule 504 at an adjusted price of $.50 per share in exchange for $428,833 in cash and $457,704 in debt conversion and other expenses. From January 1999 to March 1999, 446,389 shares issued at $.60 were subject to a post issuance adjustment to $.50 per share resulting in an additional 74,398 shares being issued from April 1999 to August 1999 per the adjustment.

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

In August 1999 we issued 500,000 shares of our common stock which are subject to the restrictions of Rule 144 of the Securities Exchange Act of 1934 at $2.00 per share in exchange for 153,245 shares of Internet Guide, Inc. ("IGI") common stock which was issued under a Regulation A offering at $6.50 per share. In September 1999 we used 28,893 of the IGI shares we received in the exchange to retire $392,878 in notes payable, accrued expenses and accounts payable. As part of the exchange agreement with IGI, we issued 250,000 warrants to purchase 250,000 shares of our common stock at an exercise price of $2.00 per share and 250,000 warrants to purchase 250,000 shares of our common stock at an exercise price of $1.00 per share.

In September 1999 we issued the following shares of our common stock which are subject to the restrictions of Rule 144 of the Securities Exchange Act of 1934 in exchange for an aggregate of $249,259 in notes payable and accrued interest:
16,667 shares at $.84 per share; 41,500 shares at $.94 per share; and 2,872 shares at $.78 per share.

In September 1999 we issued 120,000 shares of our common stock under a Regulation D, Rule 504 offering at $.50 per share in exchange for $60,000 in cash; and 60,000 shares of our common stock which are subject to the restrictions of Rule 144 of the Securities Exchange act of 1934 in exchange for $30,000 in cash.

In September 1999 we issued 25,000 warrants to purchase 25,000 shares of our common stock at an exercise price of $.75 per share to a Director in lieu of compensation for serving a director for calendar year 1998. We issued 1,000,000 warrants to purchase 1,000,000 shares of our common stock at an exercise price of $.75 per share to officers for a period of five years. These warrants were issued in lieu of the implementation of an executive management stock option program.

At September 30, 1999 warrants to purchase 13,591,755 shares of common stock exercisable at varying dates through September 2004 at prices from $.75 to $7.00 per share were outstanding. Of the 1,3592,755, warrants, 7,526,784 warrants were issued by the Company to the holders of IHS common stock as of June 14, 1999. Each warrant allows the holder to purchase one share of the Company's common stock at $5.00 for a period of five years expiring in June 2004.

Item 5:  Other Information

None.

Item 6:  Exhibits and Reports on Form 8-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


HoQuotient, Inc.


November 15, 1999               By: /s/ Michael J. Black
                                    -------------------------------------
                                    Michael J. Black
                                    Chairman and Chief Executive Officer