Form 10KSB
period 1999-12-31
H QUOTIENT INC
filed 2000-04-14
CIK 1001781

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        --------------------------------
                                   FORM 10-KSB
                        --------------------------------
(Mark One)
   (X)
                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                                       OR
         (  )
               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the Transition period from ________ to ____________

                          Commission File No. 001-15179
                   ------------------------------------------
                                HoQUOTIENT, INC.
             (Exact name of registrant as specified in its charter)
                    -----------------------------------------
                    Virginia                                  54-1947753
          (State or other jurisdiction                     (I.R.S. Employer
         of Incorporation or organization)               Identification Number)

        12030 Sunrise Valley Drive, Suite 205                  20191
      (Address of principal executive offices)               (Zip Code)

           Issuer's telephone number, including are code: 703-716-0100 Securities registered under Section 12(b) of the Exchange Act:

                                                  Name of each Exchange on
        Title of each class                          Which registered
        -------------------                       ------------------------
               None                                  OTC Bulletin Board

         Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock, par value $.0001 per share
                                (Title of class)
                    -----------------------------------------

         Check whether the issuer (a) filed all reports required to be filed by
Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports). and (2) has been subject to such filing requirements for the past 90 days. Yes (X)
No ( )

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

         Revenues for its most recent fiscal year were:  $1,523,700

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price of such stock, as of March 31, 2000 was $29,581,992. Non-Affiliates have been determined on the basis of holdings set forth under Item 11 of this Annual Report on Form 10-KSB.

         At March 31, 2000, 12,659,867 shares of the registrant's common stock (par value, $0001 per share) were outstanding.

                       Documents Incorporated by Reference

         The definitive proxy statement of HoQuotient Inc. in connection with the annual meting to be held on or about June 14, 2000 is incorporated by reference into Part III of this Form 10-KSB.

         Transitional Small Business Issuer:Yes  (  )  No (X)
================================================================================

                        Forward-Looking Statement Notice

         When used in this report, the words "may," "will," "expect," "anticipate," "continue." "estimate." "project." "intend." and similar expressions are intended to identify forward-looking statements with the meaning of Section 27(a) of the Securities Act of 1933 and Section 21(e) of the Securities Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plan of operations, business strategy, operating results, and financial positions,. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the headings in "Item 1. Business," and Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

                                     PART I

Item 1.  Description of Business

The Company

         HoQuotient, Inc. is a software development company which specializes in designing, creating and marketing cost-effective custom software, information collection and intranet network systems for the healthcare industry, which includes not only hospitals but also ambulatory care centers, healthcare networks, in-home care agencies, independent practice associations, clinics and extended care facilities (sometimes herein referred to as "extended healthcare facilities"). We strive to provide hospitals and extended care facilities with an electronic information system to provide a single access to records of a patient's care and medical history for the hospital/extended care facility and its medical staff. This information consists of a compilation and integration of data from all the various departments and many other sources within or outside the hospital/extended care facility and provides a continuing analysis and reporting of each patient's clinical treatments and results. This data can be transmitted over an Internet based Virtual Private Network to a central repository and is readily accessible to the healthcare facilities medical staff. Our proprietary technology includes: the DataQual(R) software system, the DataQuotient software system with the I-Linksm interface engine and the I-Linksm Enterprise, a server on the hospital or other healthcare facility network which is connected to a Central Data Repository. We also provide software maintenance, system designs, consulting, installation, training and support to our customers for all of our software products.

Organization and Historical Background

         HoQuotient, Inc. is a Virginia corporation, incorporated on May 20, 1999, and is the successor by merger to Integrated Healthcare Systems, Inc. ("IHS") which was a Delaware corporation organized in 1993 under the name of Travel Technologies International, Inc. Our business and assets were owned and operated by IHS until June 14, 1999 the effective date of the merger. Our principal products consist of DataQual(R), DataQuotient, the I-Linksm interface system and the I-Link(sm) software system Enterprise, which includes a Central Data Repository. DataQual is a software system designed to capture information on quality of care, risk management, costs and other aspects of the management of patients in hospitals. DataQuotient is a software system designed to perform many of the same care oversight functions as our DataQual system, but in extended care facilities such as nursing homes. DataQual's and DataQuotient's companion product, I-Link(sm), an interface engine, is designed to interconnect and extract data from any and all healthcare facilities information systems in the hospitals or extended care facilities. I-Link(sm) Enterprise is a system of servers installed on the hospital's or other healthcare facilities local area network (LAN), which acts as an intelligent data collection system, to extract, cleanse, group and map hospital wide data. This data is then transmitted over an Internet based Virtual Private Network to a Central Data Repository. We believe there is a great need in the healthcare industry for products of this type, and we intend to exploit that need.

Industry Background

         Managed healthcare is having a significant impact on the $1 trillion healthcare industry, and this impact will, in our view, increase in the coming years. There is tremendous ongoing pressure to contain costs, which is changing the structure of healthcare payment from traditional fee for service reimbursement to contract care reimbursement such as "capitation". This, in turn, is creating a demand for the continuing analysis and reporting of clinical treatments and their expected outcomes.

         To implement a program of payment based on medical outcomes, patients must be tracked on a continuous basis, and data must not merely just stored in a folder, but be available in a readily available, flexible digital form. This permits monitoring of procedures used in patient treatment and the costs and results of those procedures. While the last ten years has brought a dramatic improvement in medical technology, there has yet to emerge a comprehensive electronic information system providing a single accessible set of records of a patient's care to the hospital or extended care facility. The result is inefficiency, lack of coordination and, at times, danger to the patient.

         Information on patient treatments must be made accessible to doctors, nurses and other medical decision-makers in a format that will help them to do their jobs. This kind of clinical decision support requires the compilation and integration of data from many sources within and outside the hospital. We believe that this need will move healthcare providers to turn to more sophisticated and comprehensive computer-based solutions to assist in the medical management process.

         The increased demand for integrated information concerning patient care has already made itself felt. The Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), the principal national accreditation organization for hospitals, and other private and government accrediting organizations is requiring increased availability of information on such matters as the verification of physician credentials, quality improvement, risk management, access to medical records and infection control. JCAHO has coupled these increasingly stringent quality control standards with a demand for delivery of information through electronic filings. To meet these demands, hospitals and other healthcare facilities are being forced to devote far greater attention and resources to their data gathering and reporting programs concerning the delivery of quality care than they have in the past.

         There are approximately 20,000 extended care facilities, and according to the American Hospital Association, there are now approximately 5,200 hospitals in the United States, which represents our primary market focus.

Our Business Strategy

         Our long-term strategy is to become a leading provider of software information products and services in the healthcare industry by responding to the increased demand for information and data on quality of care, risk management, costs and other matters concerning the management of hospital/extended care facility patient care by the designing, development, selling and maintenance of software systems which monitor the care of patients. This in turn will empower the hospitals to contain costs, increase efficiency, improve the quality of care and management of risk, management of patients. Assuming appropriate financial resources, we intend to market DataQual, DataQuotient and I-Link Systems and other derived systems to not only hospitals and extended care facilities but also to ambulatory care centers, healthcare networks, in-home care agencies, independent practice associations and other healthcare clinics.

              Until recently we concentrated on the acute care hospital market, which constitutes over 60% of the existing market for patient care information delivery software. We have, most recently, begun to provide software systems to the extended care market. Our strategy includes the following key elements:

              o Continue sales and installation of DataQual with the I-Link interface engine and provide enhancements of those products through additional research and development.

              o Begin sales and installations of DataQuotient with the I-Link interface engine to extended care facilities

              o Continue sales and installation of I-Link Enterprise and the
                Central Data Repository and enhancements of this product through additional research and development.

              o Expanded marketing of these products through direct implementation contracts and joint marketing agreements with additional hospital associations, nursing home associations and others, as well as the expansion of our direct sales efforts focused on individual and groups of hospitals and other types of healthcare facilities.

              o Maintenance of our existing client base by providing support, software upgrades and consulting services.

              o Expansion of our operations through strategic merger and acquisitions.

         Additionally we continue: (1) the marketing of these products to existing customers and future customers; (2) the installation of the products in newly licensed facilities; and, (3) the maintenance and updating of systems already installed.

Products

DataQual

         DataQual is a modular healthcare system that can supply many of a hospital's quality and risk management and analytical and reporting needs. Built around the DataQual Data Repository, a relational database that runs stand-alone or on local area networks (LANs) at the hospital, the system can gather data from all information systems in a hospital, via the I-Link interface engine. DataQual then integrates this data with pertinent quality and risk management data, performs sophisticated analysis of the data and provides reports thereon, in either paper or electronic form.

         The software system runs on an included Windows NT server, allowing it to economically meet the hospital quality improvement and risk management needs of many different size institutions. Its modular technology allows smaller hospitals to buy the DataQual components they need and add more as their needs change or their budget allows. The system is an integrated, standard-based technology, highly adaptable to changing demands.

         Additionally, the DataQual system can take the hospital's sophisticated quality and risk information that has been privacy formatted and send it, using I-Link Enterprise, over an Internet based Virtual Private Network to our Central Data Repository located at their affiliated healthcare group, to a state-wide healthcare association and/or to an insurance company for performance measurement and statistical analysis purposes.

              The DataQual system is composed of several modular systems and sub-systems:

                     o DataQual - Quality Improvement System (QIS)
                     o DataQual - Risk Management System (RMS)
                     o I-Link interface engine
DataQual  - (QIS)

         DataQual QIS is a Windows-based, fully integrated software system, which gathers and reports data on the quality of care delivered. The system automates one of the most labor-intensive aspects of a hospital's operation: data collection, assessment, tracking and reporting. DataQual QIS tracks the entire quality improvement process from data collection, through data analysis and problem identification to final problem resolution. The major modules available with the DataQual QIS System are:

                     o Quality Improvement
                     o Staff Credentialing
                     o Utilization Management
                     o Infection Control

         Each module is priced and installable independently. This allows a hospital to configure the system according to their initial quality improvement requirements and then add other function system modules as they grow or as the need arises. The system provides vital quality of care data to hospital management and affiliated outside organizations for comparative analysis of quality against costs in an era of great concern for the total quality of the delivery of healthcare.

DataQual - (RMS)

         Tracking, comparing, reporting and evaluating the factors related to a liability risk occurrence, incident or claim within or across hospitals is the function performed by the DataQual Risk Management System (RMS). RMS brings integrated occurrence, incident and claims tracking from hospital or groups of hospitals through insurance carriers. RMS integrates into one unified risk management system:
                   o Risk management
                   o Staff credentialing
                   o Worker's compensation features
                   o Quality monitoring and adjustment
                   o A risk data repository

         By capturing and tracking occurrences and incidents prior to becoming claims, a hospital and its insurance carrier can identify the steps needed to improve the quality of care delivered and, therefore, reduce risk occurrences and costs. This process improvement can have dramatic effects on the delivery of healthcare and provide significant cost savings.

         After risk related data capture at the hospital(s), DataQual- RMS can feed information, using I-Link Enterprise, via an Internet based Virtual Private Network into a Central Data Repository focused on risk, where risk information analysis and reporting is performed. This analysis can incorporate other hospitals privatized data and be shared with the hospitals for the purpose of additionally reducing the risks associated with delivering cost-effective quality healthcare.

         The DataQual Risk Management System runs on an included Windows NT server in a stand-alone or networked mode. It also is available with the I-Link interface engine, which provides non-invasive data connectivity and data interchange with any number of disparate hospital information systems available in the hospital. With I-Link in place, the entire spectrum of staff, patient and visitor information is made available for context analysis and reporting by the Risk Management System. The RMS system thus provides a unified and cost effective hospital Risk Management System.

I-Link interface engine

         I-Link interface engine connects the DataQual quality and risk hospital based data repositories to the disparate mainframe and client/server systems in most hospitals, including the new automated patient records systems. This recently redesigned interface engine is a non-invasive, intelligent software module adhering to and complying with the healthcare industry standards for electronic data interchange. I-Link is a sophisticated data capture tool, which transfers data between disparate software applications, regardless of software languages, operating systems or hardware platforms.

         We can customize I-Link to automatically query any hospital system for the specific data required and then send that data to the hospital DataQual repository. I-Link creates an interface without invading or altering host applications and without the need to know an application's software source code, file layouts or structures. I-Link is designed to fully address and resolve a broad range of real-time interface requirements within a hospital environment.

         We believe that if combined, DataQual QMS, DataQual RMS, and I-Link interface engine can meet the overall quality and risk data analysis and reporting needs of hospitals and affiliated organizations.

DataQuotient

         The DataQuotient system, like its sister system DataQual, is a modular healthcare system that can supply many of an extended care facilities quality and risk management and analytical and reporting needs. Built around a data repository, a relational database that runs stand-alone or on local area networks (LANs) at the facility, the system can gather data from any available information systems, via the I-Link interface engine. DataQuotient then integrates this data with pertinent quality and risk management data, performs sophisticated analysis of the data and provides reports thereon, in either paper or electronic form.

         The software system is a bundled software system providing complete quality and risk management for the extended care market. The System contains a substantial portion of the functionality of the DataQual modules; Quality and Risk Management, Utilization, Staff Credentialing and Infection Control, which were combined into a single, full-function extended care facility quality and risk management system. DataQuotient runs on an included Windows NT server, and the entire system can be leased on a monthly basis or purchased by the extended care facility and is priced to the market. The system is an integrated, standards-based technology, highly adaptable to changing demands of the extended care marketplace.

         Additionally, the DataQuotient system can take the facilities quality and risk information that has been privacy formatted and send it, using I-Link Enterprise, over an Internet based Virtual Private Network to our Central Data Repository located at their affiliated healthcare group, to an extended care association and/or to an insurance company for performance measurement and statistical analysis purposes.

I-Link Enterprise

         The I-Link Enterprise system automates the collection of real time hospital and extended care facilities clinical information, including DataQual and DataQuotient quality and risk information, and sends it via an Internet based "virtual private network", to a Central Data Repository healthcare database. This virtual network, which uses an expanded version of our I-Link interface engine, changes manual service bureau healthcare systems, which only collect hospital/extended care facility billing data, into on-line, source data collection systems for groups of hospitals and extended care facilities, hospital association members or insurance company client hospitals.

         In-patient and outpatient clinical and quality and risk data is collected, corrected, encrypted and sent, using I-Link Enterprise, to a client Central Data Repository. Access to the data is then provided to affiliated hospital and extended care facilities to facilitate performance improvement and measurement strategies. Prior information collection methods utilized billing data, which are many months to years old. This timely, very accurate tactical information, which has not yet been transmuted into billing data, then becomes extremely useful strategic information for all of the affiliated hospitals and extended care facilities to use.

-I-Link Enterprise's- Central Data Repository

         I-Link Enterprise is used to first gather, cleanse and map data and then populate remote Central Data Repositories with this hospital and extended care facilities information via a private and secure Internet based Virtual

Private Network. The sophisticated, detailed and timely hospital/extended care facility information is privacy formatted prior to sending to the Central Data Repository. These repositories can be configured to contain information as simple as liability risk incidents, up to one containing timely, complete detailed hospital/extended care facility clinical, administrative and financial information, including the DataQual and DataQuotient quality and risk data. These I-Link Enterprise Central Data Repositories are used by hospital groups, extended care groups, affiliated statewide hospital and extended care organizations including hospital and extended care associations and insurance carriers, for performance improvement measurement and statistical analysis purposes.

Installation and Training

         Installation includes system design, file creation, system implementation, training, consulting and system start-up. Our installation and training procedures are designed to instruct the hospital and extended care customer in data entry, report generation and retrieval. Our operations group finalizes the testing and system acceptance by the customer. Customer training is conducted at the customer site and includes up to a proportionate number of initial product training days, depending on the system and modules purchased.

Support and Maintenance

         We provide software maintenance, system design, consulting, installation, training and support for all of our software products. Support teams, which include quality improvement nurses, registered nurses, communications and software technicians and program developers, assist customers throughout the course of their relationship with us. We also provide toll free telephone and on-site support. Software maintenance is provided to all of our customers. Along with telephone and on-site support, software enhancements are included under license contracts. Customer support personnel are available to answer questions and solve operational difficulties. The customer support group works closely with the field support personnel to solve customer problems on-site.

Sales and Marketing

         We generate sales opportunities through referrals, direct association marketing, industry specific seminars, and trade conventions. Our sales staff calls on potential customers to demonstrate the system and attempts to bring software sales to closure.

         To date, we have focused our marketing efforts on hospital and extended care associations in the United States, liability insurance companies and selected referral opportunities. We intend to continue our current marketing efforts, however, no assurance can be given that we will be able to generate sufficient funds from our operations to enable us to undertake such activities on an expanded basis.

         Management believes, based upon information received from JCAHO, that healthcare provider's efforts for continuous quality improvement and total quality management increasingly will not be limited to hospitals. Given this market trend, management intends, given adequate financial resources, to market the DataQual System to not only the hospital market segment but also to ambulatory care centers, healthcare networks, in-home care agencies, independent practice associations and clinics. We have in the past, sponsored an annual national user conference, which includes seminars and training for DataQual System users. Management believes it will continue sponsoring these conferences.

Customers

         We have installed the DataQual System in over 100 public and privately owned hospitals and currently support approximately 40 hospitals that use our systems. In addition, we have installed DataQual Systems in 29 states including Puerto Rico. Our client base ranges in bed size from 30 to over 1,500 beds.

         We market our products and services to substantially all hospitals, regardless of specialties, and all extended care facilities. We believe that the DataQual and DataQuotient Systems, including the I-Link interface engine and the I-Link Enterprise system, including the Central Data Repository, provides the flexibility required for installation in most hospitals and extended care facilities. We further believe that increasing portions of our sales of DataQual are likely to be made in hospitals with 400 beds or less and to hospital networks in both urban and rural areas. Our hospital customers include medical teaching centers, government hospitals and large hospital groups. We also believe, from our research, that the extended care marketplace is very underserved in quality of care systems and will provide increasing portions of our overall system sales.

Recent Large Contract Awards

         We have been awarded a number of contracts to automate the collection of clinical healthcare information from hospitals throughout a state. The largest contract is a statewide, five-year $3.1 million contract with the Ohio Hospital Association ("OHA") to automate the collection, by a division of OHA The Association for Hospitals and Health Systems, of its hospital clinical information via an Internet based "virtual private network", to a statewide Central Data Repository healthcare database. I-Link Enterprise, which uses this virtual private network, changes a batch hospital service bureau system, collecting billing data, into an on-line, data collection system for 189 statewide member hospitals, which are provided access to this data to facilitate performance measurement strategies.

         This agreement followed two other contracts with OHA. One to conduct the pilot phase of the 1999 Data Collection System, which was successfully completed, and one to process their 1998 data, which was completed successfully.

         The second contract awarded, projected to be in excess of $1 million, is to automate the collection of hospital risk incidents and to then implement a centralized risk management and quality improvement system for the member hospitals of the Alabama Hospital Association Trust (AHAT).

         This project creates an Internet based Virtual Private Network risk management and quality improvement healthcare data collection system for 85 statewide hospitals. This will create the first statewide, Internet-based healthcare risk and quality data collection and management system of its kind. With this system, we are transforming a statewide manual, risk data submission process into a fully automated one, extending on into a system utilizing DataQual and DataQuotient to provide full quality improvement and measurement.

         By providing AHAT and its member hospitals and extended care facilities with Internet access to a statewide, central source of timely risk event and quality improvement information, we are producing a significant increase in the hospitals and extended care facilities querying, tracking, reporting and improvement capabilities. This combination of I-Link Enterprise and the DataQual and DataQuotient System gives the AHAT members extensive tools to improve the delivery of healthcare throughout the State of Alabama.

         We also have signed a comprehensive marketing agreement with a state hospital association. The first of its kind is with the Center for Health Affairs, Inc., a wholly owned subsidiary of the New Jersey Hospital Association. ("NJHA") Under the agreement, the Princeton-based Center for Health Affairs will market DataQual, Quality and Risk Management Systems; along with the new I-Link interface engine to the 84 acute care members of the NJHA.

         DataQual will be the tactical, quality improvement engine providing NJHA's hospital members with staff credentialing, utilization review, risk management and infection disease control functions, which are so integral to a hospital's quality management activities. The joint marketing plan is to extend the DataQual System into a statewide total quality improvement program for the members of NJHA's Center for Health Affairs.

Competition

         The market for healthcare information systems is highly competitive. We believe the principal competitive factors include the breadth and quality of system and product offerings, access to proprietary data, the proprietary nature of methodologies and technical resources, price and the effectiveness of marketing and sales efforts.

         We compete with larger vendors such as McKesson HBOC, Inc., HCIA, Inc. and Eclipsys, Inc., and with vendors whose sizes are similar to ours, such as Medical Information Data Systems, Inc. ("MIDS"), Cantor and Associates and LANDACORP. DataQual competitors include McKesson HBOC, Inc., offering a quality and risk overview only competing system; and MIDS, Cantor and Associates and LANDACORP offering similar systems, but non-modular systems. I-Link Enterprise competitors include HCIA, Inc. offering batch data collection services to hospital associations and state governments and; Eclipsys providing central data repositories along with a DataQual competing product.

         Some of the our existing and potential competitors have significantly greater research, development, financial, technical, marketing and personnel resources and more extensive business experience than we do. As the market for our products and services further develops, additional competitors may enter the market and competition may intensify. There can be no assurance that we will be able to maintain the quality of our software information products and services relative to those of our competitors or continue to develop and market our systems and services effectively or to compete successfully in new markets. We are not aware of any recent announcements made on behalf of any of our competitors or recent entrants into the healthcare information systems market, which, in either case, would have a material adverse impact on our operating results or financial position.

Software Research and Development

         We conduct research and development to enhance and expand our existing product offerings. The open, modular design of the both the DataQual and DataQuotient Systems allows us to develop additional features rapidly and to modify the systems to accommodate customers in different environments. I-Link Enterprise development utilizes similar modularity and object oriented programming strategies.

         Our research and development expenditures for December 31, 1998 and 1999 were $69,308 and $352,311, respectively, which constituted approximately 33% and 23% of total revenues for such periods, respectively.

         Research and development priorities are derived from a combination of strategic marketing requirements and customers' requests for additional capabilities. New modules and enhancements are coordinated to optimize the system as a whole and to ensure complete integration of the various applications. We plan to continue development of the DataQual and DataQuotient Systems with the I-Link interface engine and I-Link Enterprise, with the Central Data Repository by continuing to expand the system's oversight and reporting capabilities and information monitoring capabilities. This research and development effort is focused on both existing products and new product offerings. Although most of our products have been developed internally, we believe that we can respond to changing market requirements more quickly by acquiring complementary products or by licensing them for distribution either as elements of our developed products or under private labels.

         The healthcare software industry is subject to rapid technological advances and changes in client requirements. Our future success will depend to a substantial degree upon our ability to enhance our current products and develop and introduce new products that keep pace with technological developments, respond to evolving client requirements, and continue to achieve market acceptance. [See "Certain Factors That May Affect Future Results".... -
Dependence on Limited Number of Products--Need for New Technology" and "Risks of Our Business - New and Uncertain Markets"].

Intellectual Property

         We regard the technology incorporated in our products as proprietary. However, like many other software companies, we do not hold any patents and rely upon a combination of copyright, trademark and trade secret laws and contractual restrictions to protect our rights in the software products. To date, our policy has been to pursue copyright protection for the software and related documentation. We have a copyright and trademark registration in the United States for "DataQual" and "I-Link". In addition, our key employees and independent contractors and distributors are required to sign nondisclosure and secrecy agreements. Despite our efforts to protect these proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and we may not be able to determine whether or the extent, if any to which piracy of our software products may exist.

         It may be possible for unauthorized third parties (including competitors) to copy aspects of our products, whether or not in violation of our rights. We believe that because of the complexity of the technical know-how accumulated and possessed by us, our software management, key personnel, and the rapid pace of technological change in the healthcare software industry, legal protection is a less significant factor in our success than the knowledge, ability and experience of our employees, the frequency of product enhancements and the timeliness and quality of support services that we provide.

         DataQual, DataQuotient, I-Link and I-Link Enterprise generally are sold pursuant to software license agreements, which, in most cases, grant customers a nonexclusive, nontransferable license to use our products at a specified site and contains terms and conditions prohibiting the unauthorized reproduction or transfer of our products.

Government Regulation

         Our products and services are not currently subject to government regulation per se. However, the United States Food and Drug Administration ("FDA") has promulgated a draft policy for the regulation of certain computer products as medical devices under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act. To the extent that computer software is considered a medical device under the policy, computer software manufacturers could be required, depending on the product, to (i) register and list their products with the FDA, (ii) notify the FDA of, and demonstrate to the FDA, the product's substantial equivalence to other products on the market before marketing such product, and/or (iii) obtain FDA approval of such product by demonstrating safety and effectiveness before marketing the product. In addition, such products would be subject to other statutory controls, including those relating to good manufacturing practices and adverse experience reporting. Although it is not possible to anticipate the final form of the FDA's policy with regard to computer software, we expect that, whether or not the draft is finalized, the FDA is likely to become increasingly active in the regulation of computer software intended for use in clinical settings.

         The United States healthcare industry is subject to extensive government regulation relating to such matters as facility expansion, capital expenditures and reimbursement policies. There can be no assurance that reimbursement for our systems and services will be or continue to be available or that future reimbursement policies of Medicare, the Healthcare Maintenance Organizations ("HMO") and other third party payers will not adversely affect our ability to sell our systems and services on a profitable basis. The effect of future legislation and government regulation upon prospective clients may, in certain circumstances, have a material adverse effect upon our business. Conversely, changes in the regulatory environment have increased, and may continue to increase, the needs of healthcare organizations for cost-effective information management, thereby increasing the demand for our products and services. In addition, comprehensive federal healthcare reform legislation could, depending on the form in which such legislation may in the future, be enacted, have a substantial impact on our business. We cannot predict the impact, if any, of future legislation and government regulation on our business.

Product Warranty

         We provide a limited warranty for a period of 90 days that our software is free from defects in material and workmanship and operates substantially in accordance with functional specifications. We are not responsible for any defect caused by the user having made any changes or misused or damaged its programs or for damages in excess of amounts paid by the user to us. To date we have not experienced any financial loss due to our warranties and, to our knowledge, there have been no warranty claims filed or threatened. See "Certain Factors That May Affect Future Results - Risk of Product Defects; Product Liability"

Compliance with Environmental Laws

         We have had no need to spend monies on compliance with local, state or federal environmental laws.

Number of Employees

         As of March 1, 2000 we have 25 full time employees:

                Department                                 Number of Employees
                ----------                                 -------------------
                Sales and Marketing                                3
                Operations and Product Development                 18
                Administration                                     4

         We have recruited seasoned technical engineers with considerable experience in the software industry. Alan W. Grofe', our President and Director joined our Company in March of 1996. Prior to joining us he was President and CEO of MarketLink, Inc. a direct marketing software company not affiliated with our Company. Douglas A. Cohn, our Chairman and Chief Executive Officer joined our Company in November 1999. He is also the President and Chief Executive Officer of Internet Guide, Inc., a publishing firm that is affiliated with us due to Internet Guide, Inc.'s ownership interest in us. Michael J. Black, our former Chief Executive Officer and Chief Financial Officer is presently serving in a consulting capacity until a new Chief Financial Officer is named. Mr. Black has been with our Company since September 1994.

         We believe that our current staffing, cost structure, and current operating plans will allow us an opportunity to compete effectively as a supplier of information management software to the hospital, extended care facilities and other healthcare markets.

Certain Factors That May Affect Future Results, Financial
Condition And The Market Price of Securities

COMPANY IN INITIAL STAGES             While we have been in existence for over
                                      five years, we are still in the initial
                                      stages of development and commercial
                                      exploitation of our principal products,
                                      DataQual and DataQuotient with the
                                      interface engine and I-Link Enterprise
                                      with its Central Data Reporting to
                                      continue to grow and become profitable: we must promptly complete the upgrade installations of DataQual in the presently licensed locations while continually adding new licensees; through the assistance of our marketing partners, sell and install new DataQual Systems; sell and install new DataQuotient Systems, complete the installation of I-Link Enterprise for the Ohio Hospital Association and Alabama
                                      Hospital Association Trust; and, all this while adding new hospital association clients and other types of healthcare facilities. This will be a formidable task for us because we have limited personnel and resources available.

WE HAVE A LIMITED                     We began operations in 1993. As a result,
OPERATING HISTORY                     any evaluation of our prospects and us
UPON WHICH YOU MAY                    will be based on a limited operating
EVALUATE US                           history. In  addition, our products have
                                      been recently developed and marketed and our business strategy has been revised.
                                      Consequently, our historical results of
                                      operations may not give you an accurate
                                      indication of our future results of
                                      operation or prospects.

WE HAVE AN                            We have incurred substantial losses since
ACCUMULATED DEFICIT,                  inception, and we anticipate that we will
AND ANTICIPATE                        continue to incur substantial losses. As
FUTURE LOSSES                         of December 31, 1999, we had an
                                      accumulated deficit of approximately $9.4 million. We have experienced significant losses in connection with our development and marketing of our new products. We may experience continued operational losses until our sales volume increases significantly. See "Management's
                                      Discussion and Analysis of Financial
                                      Condition and Results of Operations -
                                      Liquidity and Capital Resources."

WE DO NOT GENERATE                    At our current level of development, we do
ENOUGH CASH FROM                      not generate net cash from operations. For
OPERATIONS TO FUND                    the years ended December 31, 1998 and
OUR GROWTH PLAN OR                    1999, we incurred net loss of $1.1 million
OUR CONTINUED                         and a profit of $1.5 million, after
OPERATIONS                            extraordinary income, respectively. To
                                      fund our operations, we require either
                                      additional financing or a substantial
                                      increase in the number of contract awards to generate additional operating revenue.
                                      We have relied upon raising capital
                                      through private placements and proceeds
                                      generated from the exercise of outstanding warrants during the past year. We plan to continue working with warrant holders to continue to generate capital from warrants exercised. There can be no assurance, however, that our liquidity goals will be reached in the immediate future, if ever.

WE HAVE SIGNIFICANT                   We may need to raise significant
FUTURE CAPITAL NEEDS                  additional funds in the near future to
WHICH ARE SUBJECT TO                  support our growth. If adequate funds are
THE UNCERTAINTY OF                    not available, on acceptable terms
ADDITIONAL FINANCING                  or at all, we may be unable to complete
                                      our expansion program, which would have a material adverse effect on our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, current shareholders percentage ownership in our Company's equity will be reduced, shareholders may experience additional dilution in net book value per share, and the equity securities may have rights, preferences or privileges senior to those of the current issued and outstanding shares of Common Stock.

NEED FOR ADDITIONAL                   To continue and expand our operations, we
FINANCING                             must find new sources of both short and
                                      long term financing. Up to now, we have
                                      largely depended on private placements of our securities and the forgiveness of debt in exchange for stock to provide the funds needed to operate. There can be no assurance that these sources will continue to be available or will be adequate to give us the cash we require to meet our past, present and future needs. Our ability to continue and expand could be curtailed if capital investment cannot be obtained on satisfactory terms.

OUR INABILITY TO                      To manage our growth, we must implement
MANAGE GROWTH                         systems, and train and manage our
COULD HURT OUR                        employees. We may not be able to implement
BUSINESS                              these action items in a timely manner or
                                      at all. Our inability to manage growth
                                      effectively could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that we will achieve our planned expansion goals, acquire new contract awards, develop and market new products, manage our growth effectively, or operate and service our existing and new business profitably.

WE FACE SUBSTANTIAL                   The market for healthcare information
COMPETITION                           systems is fragmented but highly
                                      competitive and such competition is
                                      expected to continue to increase. There
                                      are no substantial barriers to entry in
                                      this market and we believe that the
                                      Company's ability to compete depends upon many factors within and beyond its control. We believe the principal competitive factors include the breadth and quality of software systems and product offerings, access to proprietary data, the proprietary nature of our methodologies and technical resources, pricing and the effectiveness of marketing and sales efforts.

SMALL STAFF                           We now have only 25 employees. We
                                      estimate that to complete the work on hand to install DataQual in existing client hospitals, add new DataQual clients under our joint marketing agreements with the New Jersey Hospital Association and finish deployment of the two I-Link Enterprise contracts listed above, we will have to add substantially to this staff. This will be either through hiring more employees and/or by entering into alliances with other companies who can assist in these tasks. There can be no assurance that we will be able to do so.

DEPENDENCE ON KEY                     As a small company, we are highly
PERSONNEL.                            dependent on certain key employees, in
                                      particular on Douglas A. Cohn, its
                                      Chairman and Chief Executive Officer, Alan
                                      W. Grofe, its President and Chief
                                      Operating Officer and Michael J. Black,
                                      its Chief Financial Officer. The loss of any of them without qualified replacements would have a material adverse effect on our ability to conduct operations. We have not purchased "key man" insurance policies on any of them.

OUR SUCCESS IS                        We believe that our success will depend on
DEPENDENT ON OUR                      continued employment of our management
KEY PERSONNEL                         team. If one or more members of our
                                      executive management team were unable or unwilling to continue in their present positions, our business, financial condition and operating results could me materially adversely affected if we could not find qualified replacements. Our success also depends on having trained technical engineers. We will need to continue to hire additional personnel as our business grows. Competition for qualified technicians personnel is strong everywhere. Our business, financial condition and operating results will be materially adversely affected if we cannot hire and retain suitable technical personnel.

HISTORY OF LOSSES AND                 We have had continuous losses from
NEGATIVE WORKING                      operations and negative cash flow for our
CAPITAL                               entire history, as shown below:

                                                      Years Ended
                                               12-31-98        12-31-99
                                               --------        --------
        Loss from Operations:                $(196,311)*     $(1,010,665)

* Before extraordinary income

                                      Gains derived from debt reduction have
                                      resulted in a positive working capital
                                      position of approximately $1.0 million at December 31, 1999.

PAST DUE PAYABLES,                    We presently have past due obligations for
ACCRUED EXPENSES,                     which there are claims and judgments
CLAIMS AND                            totaling approximately $550,000, which is
JUDGMENTS                             a reduction of $1.1 Million from December
                                      31, 1998. Deferred payment terms have been negotiated with many of these creditors and critical services have not been suspended, nor has there been cancellation of orders due to delays in product delivery as a result. We intend to use the cash generated from operations to pay our trade and creditors. We may have an opportunity to discount or reduce some of the trade and other creditor debts. We, in all likelihood, will need to raise additional funds either from loans or additional equity and/or debt offerings during the next twelve months; however; no plans have been made. As of the date of this annual report, we do not now have the funds to pay these claims and simultaneously support current operations.

WE HAVE NOT PAID, AND                 We have not paid cash dividends on our
WILL NOT PAY, CASH                    common stock and have no present intention
DIVIDENDS                             of paying cash dividends in the
                                      foreseeable future. It is the present
                                      policy of the Board of Directors to retain all earnings to reinvest in the Company.
                                      See "Dividends."

PROVISIONS OF OUR                     The Company is a Virginia corporation.
ARTICLES OF                           Anti-takeover provisions of Virginia law
INCORPORATION,                        could make it more difficult for a third
BYLAWS, AND VIRGINIA                  party to acquire control of us, even if
LAW COULD MAKE                        such change in control would be beneficial
ACQUISITION OF US                     to shareholders. In addition, our
DIFFICULT                             articles of incorporation. Provide that
                                      our Board of Directors may issue preferred stock without shareholder approval. The issuance of preferred stock could make it more difficult for a third-party to aquire us, even if doing so would be beneficial for our shareholders.

DEPENDENCE ON                         Our business is almost exclusively
LIMITED NUMBER OF                     dependent at this time on three products,
PRODUCTS-- NEED FOR                   the DataQual System, with its I-Link
NEW TECHNOLOGY                        interface engine and I-Link Enterprise,
                                      with its Central Data Repository and
                                      DataQuotient. Although we plan to
                                      diversify our product line for the
                                      healthcare industry by developing new
                                      software applications to market to
                                      existing and new customers, the bulk of
                                      our sales during the next few years will come from DataQual and I-Link Enterprise and DataQuotient. In evaluating our products investors and shareholders should also be aware that we have a registered copyright on the DataQual System and a registered service market on I-Link.

                                      As advances occur generally in the fields of networking of computers and integration of database information, we will need to keep pace by continuing to enhance DataQual and its I-Link interface engine and I-Link Enterprise with its Central Data Repository to accommodate these developments. There can be no assurance that we will succeed in doing so.

NEW AND UNCERTAIN                     The markets for healthcare software and
MARKETS                               services are relatively new, and it is
                                      difficult to predict the rate at which
                                      these markets will grow or whether new or increased competition will result in market saturation. If demand for healthcare software products fails to grow, or grows more slowly than anticipated, or if the market becomes saturated with competitors, our operations will be materially and adversely affected.

INCREASING                            There are limited barriers to entry in the
COMPETITION                           healthcare software industry in which we
                                      operate. This market is extremely
                                      competitive and can be significantly
                                      influenced by the product developments and pricing decisions of its largest participants. We have already at least three active competitors that are now selling patient information management systems similar to DataQual and competitors selling statewide patient hospital billing information systems and services similar to I-Link Enterprise.
                                      Others may well appear in the future as
                                      the advantages of this kind of healthcare patient information database aggregation and integration and reporting system become apparent to hospitals and others in the healthcare management field. Many of our potential competitors are large software development and marketing companies who are fully capable of developing new software products that would offer substantial competition to
                                      DataQual, DataQuotient and I-Link
                                      Enterprise. There can, therefore, be no
                                      assurance that we will have the financial resources, technical expertise marketing and support capabilities to continue to compete successfully in this market.

GOVERNMENT                            The confidentiality of patient records
REGULATION                            and the circumstances under which these
                                      records may be released are subject to
                                      substantial governmental regulation
                                      governing both the disclosure and use of this information. While we believe that the DataQual, DataQuotient and I-Link
                                      Enterprise Systems comply with existing
                                      rules in substantially all jurisdictions, additional, more restrictive rules governing the dissemination of medical record information may require substantial changes in the Systems in the future and result in substantial costs to us. In addition, the U.S. Food and Drug
                                      Administration (the "FDA") have
                                      promulgated a draft policy for the
                                      regulation of certain computer products as medical devices. It is not possible at this time to anticipate the final form of the FDA's policy with regard to computer software, but we expect that, whether or not this draft policy is finalized, the FDA is likely to become increasingly active in regulating software intended for use in the healthcare industry. Our products could become subject to extensive regulation by the FDA.

                                      Except for the OHA, AHAT, and NJHA
                                      contracts described above (See "Business
                                      Recent Large Contract Awards") we have not had significant sales. We expect the growth in our sales to come primarily from others, such as independent representatives, joint marketing organizations and accessing existing distribution and fulfillment systems. We cannot be certain about our ability to attract and retain representatives and organizations until we have had greater experience with these groups and organizations. We also are uncertain about their sales effectiveness for our products.

RISK OF PRODUCT                       Software  products as complex as those
DEFECTS: PRODUCT                      offered by us might contain  undetected
LIABILITY                             errors or failures when first introduced
                                      or when new versions are released.
                                      Although we have not experienced material adverse effects resulting from any errors to date, there can be no assurance that, despite testing by us and by current and potential customers, errors will not be found in new versions of our products after commencement of shipments, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon our business, operating results and financial condition. Although we do not maintain an "errors and omissions" insurance policy, our license agreements with our customers typically contain limited warranty provisions designed to limit our exposure to potential product liability claims. While we have not experienced product liability claims to date, the license and maintenance of our software products may entail the risk of successful claims. A successful product liability claim brought against the
                                      Company could have a material adverse
                                      effect on our business, operating results and financial condition.

POTENTIAL                             Our revenues may be subject to significant
FLUCTUATIONS IN                       variation from period to period due to the
PERIODIC RESULTS                      discretionary nature of healthcare
                                      software purchases and will be difficult to predict. Further, although our product line includes products with sales prices from $25,000 to over $200,000, the majority of our revenue is expected to be derived from products with sales prices from $25,000 to $120,000. As a result, the timing of the receipt and shipment of a single order can have a significant impact on our revenues and results of operations for a particular period. It also is expected that for the foreseeable future a relatively small number of customers will account for a significant percentage of our revenues. We anticipate that revenues in any quarter will be substantially dependent on orders booked and installed in that quarter and revenues for any future quarter will not be predictable with any significant degree of certainty.
                                      Product revenues also are difficult to
                                      forecast because the market for business healthcare software products is evolving, and our sales cycle may vary substantially with each customer. As our product develops, it is anticipated that we will operate with limited order backlog because our software products will typically be shipped shortly after orders are received.
                                      See "Management's Discussion and Analysis or Plan of Operations"

MAINTAINING A                         Before this offering, shares of the Common
MARKET FOR THE                        Stock have been traded on the OTC Bulletin
SECURITIES MAY NOT BE                 Board and there has been no other public
POSSIBLE IN THE                       market for our common stock or purchase
FUTURE                                warrants. We cannot predict the extent to
                                      which investor interest in the Company
                                      will lead to the development or
                                      maintenance of a trading market or how
                                      liquid that trading market might become.
                                      If a trading market does not develop or is not sustained, it may be difficult for the shareholders to sell their shares of common stock at a price that is attractive to them.

EXTERNAL FACTORS                      Fluctuations in the trading price of our
COULD AFFECT OUR                      common stock and purchase warrants may
COMMON STOCK                          result from a number of factors, some of
TRADING PRICE                         which are beyond our control, including:

                                      o general economic and stock market
                                        conditions;
                                      o actual or anticipated fluctuations in
                                        our operating results;
                                      o changes in expectations as to our future
                                        financial performance or
                                      o changes in financial estimates by
                                        securities analysts;
                                      o earnings and other announcements by, and
                                        changes in market valuations of other
                                        comparable companies and
                                      o trading of our common stock and purchase
                                        warrants.

OUR STOCK PRICE MAY                   In addition, the stock market in general
BE EXTREMELY                          has experienced extreme volatility that
VOLATILE AND                          often has been unrelated to the operating
SHAREHOLDERS MAY                      performance of particular companies. These
NOT BE ABLE TO RESELL                 broad market and industry fluctuations may
THEIR SHARES OR                       adversely affect the trading price of our
WARRANTS AT A                         common stock and purchase warrants,
PROFITABLE PRICE                      regardless of our actual operating
EXERCISE OF COMMON                    performance. You may not be able to resell
STOCK PURCHASE                        your shares or warrants at or above the
WARRANTS MAY HAVE                     offering price.
A DILUTIVE EFFECT
ON OUR SHAREHOLDERS                   Prior to the annual report pursuant to
                                      various private placement offerings
                                      8,111,255 Common Stock Purchase Warrants were issued and are currently outstanding.
                                      These warrants will be exercisable from a one to five year period at exercise prices ranging from $.75 to $7.00 per share.
                                      Certain of these warrants may have certain dilutive effects because to holders of the Warrants will be given the opportunity to profit from a rise in the market price of the underlying securities with a resulting dilution in the interests of our other security holders and future investors.

                                      We have also agreed, at the request of the holders of the Warrants, under certain circumstances, that we will register under federal and state securities laws the Warrants or the securities underlying the Warrants. Exercise of these registration rights may involve substantial expense to us at a time when we may not be able to afford cash expenditures. Exercise of these registration rights may also adversely affect the terms upon which we may obtain additional funding, and may adversely affect the price of the common stock.

ITEM 2. Properties

         At present, we lease a 3,682 square feet of office space, located at 12030 Sunrise Valley Drive, Suite 205, Reston, Virginia 20191. We currently have a two-year sub-lease, which ends on May 21, 2001. The rent is $8,898 a month. These premises should suffice for our administrative offices for the foreseeable future.

ITEM 3.  Legal Proceedings

         On January 10, 1997 the Internal Revenue Service ("IRS") filed in the Circuit Court for the County of Fairfax, Virginia a Notice of Federal Tax Lien in the amount of $386,234.73 against us for employment withholding tax liabilities of Integrated Systems Technology, Inc. ("IST") formerly a wholly owned subsidiary of ours acquired in 1995. It is the opinion of our special counsel, Carr Goodson Lee & Warner P.C., Washington D.C.; that there is no "alter ego" liability on the part of us and that the lien filed against us is wrongful and should be released. We have made efforts to get the lien released but the IRS has refused. In the meantime, the IRS since the filing of the Notice has not made any effort to enforce it against us. In the event the lien is not released, we may have to bring a suit against the IRS in the Federal courts for wrongful levy.

         Other suits arising in the ordinary course of business are pending against us. We believe the ultimate outcome of these actions will not result in a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4.  Submission of Matter to a Vote of Security Holders
         NONE

                                     PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters

(a)      Our Common Stock is traded on the NASDAQ Bulletin Board.
(b) Our Common Stock was listed on the NASDAQ Bulletin Board on approximately April 16 of 1996.
(c) Our Common Stock is approved for trading on the NASDAQ Over the Counter Bulletin Board, trading under the stock symbol "HQNT". The chart below breaks down the high bid and the low bid prices for each of the last 8 quarters (as reported by NASDAQ Trading & Market Services) which quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not reflect actual transactions.

         During 1998, 1999 and the first quarter of 2000, our high and low prices were as follows:

                                    HIGH                      LOW
                                    ----                      ---
1998
----
1st Quarter                         1.40                      1.25
2nd Quarter                         1.40                       .59
3rd Quarter                         2.00                       .94
4th Quarter                         2.75                       .60

1999
----
1st Quarter                         1.06                       .50
2nd Quarter                         3.93                       .44
3rd Quarter                         1.43                       .56
4th Quarter                         2.06                       .50

2000
----
1st Quarter                         7.06                      1.46

         On April 11, 2000 the closing prices of our Common Stock were $4.00 bid and $4.0625 asked, as quoted on the NASDAQ OTC Bulletin Board.

         The Articles of Incorporation authorize the issuance of 100,000,000 shares consisting of 90,000,000 shares of Common stock and 10,000,000 shares of series Preferred Stock. The Common Stock has a par value of $0.0001 per share and the series Preferred Stock shall have such par value, as the Board of Directors shall determine. No Preferred Stock shares have been issued.

         At the time of the merger, effective June 14, 1999, the certificate of incorporation of the predecessor corporation, Integrated Healthcare Systems, Inc., formed in March of 1993 authorized the issuance of 50,000,000 shares of common stock having a par value of $0.0001 per share.

         There are approximately 820 holders of record of our Common Stock.

Common Stock Issued in 1999

         Pursuant to a private placement of Common Stock under Regulation, Rule 504 of the Securities Exchange Act of 1934, we issued 1,937,078 shares of common stock under Regulation D, Rule 504 at an aggregate price of $.51 per share in exchange for $533,833 in cash and $457,704 in debt conversion and other expenses. These shares were issued from January 1999 through November 1999.

         Pursuant to the exercise of Common Stock Purchase Warrants issued in a private placement and pursuant to a Regulation D, Rule 506 of the Securities Act of 1934, we issued 460,000 shares of our common stock to holders of the warrants upon exercise of 460,000 warrants at an issuance price of $.25 per share. These warrant had previously been purchased at a price of $1.00 per warrant, for an aggregate price of $1.25 per share, and pursuant to an agreement to reduce the exercise price of the warrants from $.75 to $.25 per share for a period of 60 days. In conjunction with these transactions, we also issued 100,000 shares of our common stock to the placement agent at $.50 per share, net of commissions for $25,000 in cash.

         In June 1999 we issued 99,000 shares of our common stock to holders of warrants at an exercise price of $0.50 per share in exchange for debt repayment and 30,000 shares of our common stock to a holder of warrants at an exercise price of $0.75 per share in exchange for $22,500 in cash.

         In August 1999 we issued 500,000 shares of our common stock, which are subject to the restrictions of Rule 144, of the Securities Act of 1933, at $2.00 per share in exchange for 153,245 shares of Internet Guide, Inc. ("IGI") common stock, which was issued under a Regulation A offering at $6.50 per share. In September 1999 we used 28,893 of the IGI shares we received in the exchange to retire $392,878 in notes payable, accrued expenses and accounts payable. As part of the exchange agreement with IGI, we issued 250,000 warrants to purchase 250,000 shares of our common stock at an exercise price of $2.00 per share and 250,000 warrants to purchase 250,000 shares of our common stock at an exercise price of $1.00 per share.

         From September through October 1999 we issued a total of 161,160 shares of our common stock, which are subject to the restrictions of Rule 144 of the Securities Exchange Act of 1934 in exchange for an aggregate of $482,950 in notes payable and accrued interest: 16,667 shares at $.84 per share; 41,500 shares at $.94 per share; and 2,872 shares at $.78 per share.

         From August through December, 1999 we issued 552,909 shares of common stock which are subject to restrictions under Rule 144 of the Securities Exchange Act of 1934 in exchange for an aggregate of $284,288 in cash, $50,000 in notes and $35,000 in prepaid expenses as follows: 131,000 shares at $.50 per share; 390,909 shares @ $.69 per share and 40,000 shares at $.88 per share;

         From November through December, 1999 we issued 28,864 shares of common stock which are subject to restrictions under Rule 144 of the Securities Exchange Act of 1934 in exchange for an aggregate of $28,293 in cash under terms of a special employee stock purchase program under which employees could purchase stock at the closing price at the end of each pay period from November 15 through December 31, 1999 with the Company matching the shares on a one for one basis. In the program, the following shares were issued: 10,762 shares at $.78 per share, 11,732 shares at $.81 per share, 4,020 at $1.41 per share and 2,350 at $2.00 per share. 28,864 shares were issued by the Company to employees under the matching term of this program.

         In December 1999, we issued 185,000 shares of common stock, which are subject to restrictions under Rule 144 of the Securities Exchange Act of 1934 in exchange for a note in the amount of $323,750, which is due by May 31, 2000 at $1.75 per share.

         Employee Stock Purchase Program. The Company instituted a short term non-qualified employee stock purchase program under which all employees could purchase restricted common stock from the Company at a purchase price equivalent to the closing price on the date of purchase. Under this program, which was in effect from November 15, 1999 through December 31, 1999, the Company matched all stock purchases on a one for one basis. During this period 28,864 shares were purchased at prices ranging from $.78 per share to $2.00 per share and 28,864 shares were issued under the matching terms.

         Subsequent Events. On April 5, 2000 the Company announced an agreement in principle with MDHome.com, a provider of information to the healthcare community to exchange 500,000 shares of the Company's restricted common stock for 2,500,000 convertible preferred shares and 350,000 common stock purchase warrants of MDHome.com.

         In December 1999, we issued 2,999,750 shares of common stock upon the exercise of warrants as follows: 2,999,750 shares of common stock were issued to Internet Guide, Inc., an affiliate of the Chairman of the Board of Directors, upon the exercise of a warrant held by the affiliate at an exercise price of $1.00 per share in exchange for 461,500 shares of Internet Guide, Inc. common stock, and 300,000 shares of common stock were issued to the holder of a warrant at an exercise price of $.50 per share in exchange for $150,000 in marketable securities

Warrants Issued in 1999

         In April 1999, we issued 399,000 warrants to purchase 399,000 shares of our common stock at an exercise price of $.50 per share for financial services rendered. Of these warrants 99,000 were exercised in June 1999 and 300,000 were exercised in December 1999.

         In September 1999, we issued 25,000 warrants to purchase 25,000 shares of our common stock at an exercise price of $.75 per share to a Director in lieu of compensation for serving as director for calendar year 1998. We also issued 1,000,000 warrants to purchase 1,000,000 shares of our common stock at an exercise price of $.75 per share to officers for a period of five years. These warrants were issued in lieu of the implementation of an executive management stock option program.

         In October 1999, we issued 200,000 warrants at an exercise price of $1.00 per share for a three-year period to key outside professionals in exchange for services rendered.

         In November 1999, we issued 3,000,000 warrants to Internet Guide, Inc., an affiliate of our Chairman and Chief Executive Officer at an exercise price of $1.00 per share for a period of one year. These warrants were exercised by exchanging 461,500 shares of Internet Guide, Inc. common stock as consideration.

         In December 1999, we issued 356,147 warrants at an exercise price of $1.00 per share for a period of three years to an affiliate of our Chairman and Chief Executive Officer as consideration for services rendered in our debt reduction program.

         In December 1999, the Company issued 300,000 warrants at an exercise price of $1.00 per share for a period of three years to key employees. The warrants are issued in lieu of the Company implementing a formal stock option program.

         In December 1999, the Company issued 750,000 warrants to the Chairman of the Board at an exercise price of $1.00 per share.

         At December 31, 1999 warrants to purchase 13,746,255 shares of common stock exercisable at varying dates through September 2004 at prices from $.75 to $7.00 per share were outstanding. Of the 13,746,255, warrants, 7,526,784 warrants were issued by the Company to the holders of IHS common stock as of

June 14, 1999. Each warrant allows the holder to purchase one share of the Company's common stock at $5.00 for a period of five years, expiring in June 2004.

Subsequent Events

         On February 29, 2000 we announced an exchange of common stock for approximately 5,000,000 Class A Redeemable Warrants issued to stock holders of record on June 14, 1999 at a conversion rate of one share of common stock for every seven warrants with accredited investors. In conjunction with this exchange program, we announced a Call of the remaining Class A Warrants pursuant to the call provisions of the Warrant with October 3, 2000 as the redemption date.

Dividend

         We have never had net profits on operations and therefore are currently proscribed under the Virginia Code from declaring dividends. We have not paid any cash dividends on our Common Stock. Our Board of Directors has no present intention of declaring any cash dividends, as we expect to re-invest all profits in the business for additional working capital for continuity and growth. Our Board of Directors considering the conditions then existing, including our earnings, financial condition, capital requirements, and other factors will determine the declaration and payment of dividends in the future.

ITEM 6.  Management's Discussion and Analysis or Plan of Operations

         (To be filed with Amendment No. 1 to this Form 10-KSB)

ITEM 7.  Financial Statements

         (To be filed with Amendment No. 1 to this Form 10-KSB)

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
         NONE

                                    PART III

ITEM 9. Directors, Executive Officers Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The information required by this Item is incorporated by reference from the Company's definitive proxy statement to be filed with the Commission prior to 120 days after December 31, 1999.

ITEM 10. Executive Compensation.

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed with the Commission prior to 120 days after December 31, 1999.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed with the Commission prior to 120 days after December 31, 1999.

ITEM 12.  Certain Relationships and Related Transactions

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed with the Commission prior to 120 days after December 31, 1999.

ITEM 13. Exhibits and Reports on Form 8-K

         a) The following financial statements are filed as part of this report:

                  Financial Statements.

                          1)  Balance Sheet as of December 31, 1999.

                          2) Statements of Operations for the period ended December 31, 1999 and 1998 and cumulative form March 3, 1993, (date of inception) to December 31, 1999.

                          3) Statements of Cash Flows for the period ended December 31, 1999 and 1998 and cumulative form March 3, 1993 (date of inception) to December 31, 1999.

                          4) Statements of Stockholders' Equity for the period from March 3, 1993 (date of inception) to December 31, 1999.

                          5)  Notes to Financial Statements.

                          6)  Independent Accountant's Report.

         b)       Reports on Form 8-K

         During the fiscal year ended December 31, 1999 the Company did not file any Current Reports on Form 8-K.

         c)       Exhibits:

         Exhibit
         Number            Description
         ------            -----------

         3.1 Copy of the Certificate of Incorporation of the predecessor corporation under the name of Travel Technologies International, Inc. (1)
         3.2 Copy of Restated Certificate of Incorporation of the predecessor corporation, which among other things changes its name to Traverse Technologies, Inc. (1)
         3.3 Copy of Amendment to the Restated Certificate of Incorporation, changing the name of the predecessor corporation to Integrated Healthcare Systems, Inc.(1)
         3.4 Copy of the Certificate of Renewal of Integrated Healthcare Systems, Inc. as filed with the State of Delaware (2)
         3.5               Copy of the By-Laws of the predecessor corporation
                           (1)
         3.6 Copy of the Certificate of Incorporation of IHS of Virginia, Inc. a wholly owned subsidiary. (2)
         3.7 Copy of the Certificate of Renewal of the IHS of Virginia, Inc as filed with the State of Delaware (2)
         3.8               Copy of the By-Laws of IHS of Virginia, Inc. (2)
         3.9 Copy of the Articles of Incorporation our Company as filed with the State of Virginia on May 20, 1999 (2)
         3.10 Plan of Merger between IHS and the Company effective June 14, 1999. (2)
         3.11              Articles of Merger effective June 14, 1999 as filed
                           with the State of  Virginia (2)
         3.12              Agreement of Merger as filed with State of Delaware
                           (2)
         3.13              Copy of the By-Laws of the Company (2)
         3.14 Certified copy of the Certificate of Incorporation of The DataQual Group, Inc. a wholly owned subsidiary 920
         3.15              Copy of the By-Laws of the DataQual Group, Inc. (2)
         4.1 Form of Certificate evidencing shares of Common Stock of the Company. (2)
         4.2 Warrant Certificate for 325,000 warrants issued to the Steven W. Bingaman 1996 Trust. (2)
         4.3               Warrant Certificate for 40,000 warrants issued to
                           Asset Growth Partners, Inc. (2)
         4.4               Warrant Certificate for 50,000 warrants issued to
                           Mark Wachs (2)
         4.5 Warrant Certificate for 1,190,000 warrants issued to Aesop Financial Corporation together with Assignment thereof to Appleby Partners, Ltd. (2)
         4.6               Form of 1995 Redeemable Bridge Warrants (2)
         4.7 Form of Warrant Certificates issued to Investors, Placement Agents and Investment Banker in 1997 and 1998 (2)

         4.8               Form of Warrant Certificates issued to management
                           executives, and consultants (2)
         4.9               Form of Class A Redeemable Common Stock Purchase
                           Certificate (2)
         4.10 Warrant Agreement between the Company and the Warrant Agent covering the Class A Common Stock Warrants (2)
         10.1              Form of Software License and Support Agreement (2)
         10.2              Form of Licensed Software Agreement (2)
         10.3              Form of Software Maintenance Agreement (2)
         10.4              Form of DataQual(R) for Windows and I-Link(sm)
                           Upgrade Addendum (2)
         10.5              (a) Form of Executive Employment Agreement (2)
                           (b) Forms of Employment for key Employees (2)
         10.6              Sublease Agreement dated as of May 21, 1999 (2)
         21.1              Subsidiaries of Registrant (2)
         23.1 Consent of Kaufman Davis PC for Annual Statement, December 31, 1997 and 1998(2)
         23.2              Consent of Kaufman Davis, PC for Annual Statement,
                           December 31, 1999
         27.2              Financial Data Schedule for


               (1) Incorporated by reference to the Company's Regulation Form 1-A Offering Statement of Integrated Healthcare Systems, Inc. (the predecessor corporation) filed on Form 1-A under the Securities Act of 1933 as emended (file No. 24-3450).

               (2) Incorporated by reference to the Company's Registration Statement on Form 10-SB (File No. 001-15179).