Form 10KSB/A
period 1999-12-31
H QUOTIENT INC
filed 2000-04-14
CIK 1001781

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        --------------------------------
                                  FORM 10-KSB/A
                        --------------------------------
(Mark One)
   (X)
                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

HISTORY OF LOSSES AND                 We have had continuous losses from
NEGATIVE WORKING                      operations and negative cash flow for our
CAPITAL                               entire history, as shown below:

                                                      Years Ended
                                               12-31-98        12-31-99
                                               --------        --------
        Loss from Operations:                $(1,010,665)     $(196,311)*

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