Form 10KSB/A
period 1999-12-31
H QUOTIENT INC
filed 2000-04-18
CIK 1001781

  ----------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20049
                        --------------------------------
                           _______FORM 10-KSB/A_______

   (Mark One)                    Amendment No.1
       (X)           ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

          Issuer's telephone number, including area code: 703-716-0100 Securities registered under Section 12(b) of the Exchange Act:

                                                     Name of each Exchange on
 Title of each class                                      Which registered
 -------------------                                 ------------------------
       None                                            OTC Bulletin Board

         Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock, par value $.0001 per share
                    ______________(Title of class)___________

         Check whether the issuer (a) filed all reports required to be filed by
Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports). and (2) has been subject to such filing requirements for the past 90 days.
Yes (X) No ( )

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

         Revenues for its most recent fiscal year were: $2,104,950
                                                        ----------

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

         Transitional Small Business Issuer: Yes ( ) No (X)

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

                                     PART I

Item 1.  Description of Business

The Company

         HoQuotient, Inc., is a software development company that specializes in designing, creating and marketing cost-effective custom software, information collection and intranet network systems for the healthcare industry. This includes hospitals, ambulatory care centers, healthcare networks, in-home care agencies, independent practice associations, clinics and extended care facilities (sometimes herein referred to as "other healthcare facilities"). We supply hospitals and extended care facilities with an electronic information system that provides a single access to records of a patient's care and medical history for the medical facility and its staff. This information includes a compilation and integration of data from all the various departments and many other sources within or outside the hospital/extended care facility and provides a continuing analysis and reporting of each patient's clinical treatments and results. This data can be transmitted over an Internet based Virtual Private Network to a central repository and is readily accessible to the healthcare facilities' medical staff. Our proprietary technology includes: the DataQual(R) software system, the DataQuotient software system with the I-Link(sm) interface engine and the I-Link(sm) Enterprise, a server on the hospital or other healthcare facility network which is connected to a Central Data Repository. We also provide software maintenance, system designs, consulting, installation, training and support to our customers for all of our software products.

Organization and Historical Background

         HoQuotient, Inc. is a Virginia corporation, incorporated on May 20, 1999, and is the successor by merger to Integrated Healthcare Systems, Inc. ("IHS") which was a Delaware corporation organized in 1993 under the name of Travel Technologies International, Inc. Our business and assets were owned and operated by IHS until June 14, 1999, the effective date of the merger. Our principal products consist of DataQual(R), DataQuotient, the I-Link(sm) interface system and the I-Link(sm) software system Enterprise, which includes a Central Data Repository. DataQual is a software system designed to capture information on quality of care, risk management, costs and other aspects of the management of patients in hospitals. DataQuotient is a software system designed to perform many of the same care oversight functions as our DataQual system, but in extended care facilities such as nursing homes. DataQual's and DataQuotient's companion product, I-Link(sm), an interface engine, is designed to interconnect and extract data from any and all healthcare facilities information systems in the hospitals or extended care facilities. I-Link(sm) Enterprise is a system of servers installed on the hospital's or other healthcare facilities local area network (LAN), which acts as an intelligent data collection system, to extract, cleanse, group and map hospital wide data. This data is then transmitted over an Internet based Virtual Private Network to a Central Data Repository. We believe there is a great need in the healthcare industry for products of this type, and we intend to exploit that need.

Industry Background

         Managed healthcare is having a significant impact on the $1 trillion healthcare industry, and this impact will, in our view, increase in the coming years. There is significant ongoing pressure to contain costs, which is changing the structure of healthcare payment from traditional fee-for-service reimbursements to contract care reimbursements such as "capitation". This is creating a demand for the continuing analysis and reporting of clinical treatments and their expected outcomes.

         To implement a program of payment based on medical outcomes, patients must be tracked on a continuous basis, and data must be readily available in flexible digital form. This permits monitoring of procedures used in patient treatment and the costs and results of those procedures. While the last 10 years have brought a dramatic improvement in medical technology, there has yet to emerge a comprehensive electronic information system providing a single accessible set of records of a patient's care to the hospital or extended care facility. The result is inefficiency, lack of coordination and, at times, danger to the patient.

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

         The increased demand for integrated information concerning patient care has already made itself felt. The Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), the principal national accreditation organization for hospitals, and other private and government accrediting organizations require increased availability of information on such matters as the verification of physician credentials, quality improvement, risk management, access to medical records and infection control. JCAHO has coupled these increasingly stringent quality-control standards with a demand for delivery of information through electronic filings. To meet these demands, hospitals and other healthcare facilities are being forced to devote far greater attention and resources to their data gathering and reporting programs concerning the delivery of quality care than they have in the past.

         There are approximately 20,000 extended care facilities, and according to the American Hospital Association, there are now approximately 5,200 hospitals in the United States. These are our primary market focus.

Our Business Strategy

         Our long-term strategy is to become a leading provider of software information products and services in the healthcare industry by responding to the increased demand for information and data on quality of care, risk management, costs and other matters concerning the management of hospital/extended care facility patient care by the designing, development, selling and maintenance of software systems which monitor the care of patients. This will empower the hospitals to contain costs, increase efficiency, improve the quality of care and management of risk, management of patients. We intend to market DataQual, DataQuotient and I-Link Systems and other derived systems to hospitals, extended care facilities, ambulatory care centers, healthcare networks, in-home care agencies, independent practice associations and other healthcare clinics.

              Until recently we concentrated on the acute care hospital market, which constitutes over 60% of the existing market for patient care information delivery software. We have, most recently, begun to provide software systems to the extended care market. Our strategy includes the following key elements:

              o Continue sales and installation of DataQual with the I-Link interface engine and provide enhancements of those products through additional research and development;

              o Begin sales and installations of DataQuotient with the I-Link interface engine to extended care facilities;

              o Continue sales and installation of I-Link Enterprise and the Central Data Repository and enhancements of this product through additional research and development;

              o Expanded marketing of these products through direct implementation contracts and joint marketing agreements with additional hospital associations, nursing home associations and others, as well as the expansion of our direct sales efforts focused on individual and groups of hospitals and other types of healthcare facilities;

              o Maintenance of our existing client base by providing support, software upgrades and consulting services;

              o Expansion of our operations through strategic mergers and acquisitions.

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

         Additionally, the DataQuotient system can take facilities' quality and risk information that has been privacy formatted and send it, using I-Link Enterprise, over an Internet based Virtual Private Network to our Central Data Repository located at their affiliated healthcare group, to an extended care association and/or to an insurance company for performance measurement and statistical analysis purposes.

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

         Our research and development expenditures for December 31, 1998 and 1999 were $69,308 and $352,311, respectively, which constituted approximately 33% and 16% of total revenues for such periods, respectively.

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

Number of Employees

         As of March 1, 2000, we have 26 full time employees:

                  Department                                Number of Employees
                  ----------                                -------------------
                  Sales and Marketing                               3
                  Operations and Product Development               18
                  Administration                                    5

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

Certain Factors That May Affect Future Results, Financial
Condition And The Market Price of Securities

COMPANY IN INITIAL STAGES             While we have been in existence for over five years, we only entered the production stage in 1999 for our principal products, DataQual and DataQuotient with the interface engine and I-Link Enterprise with its Central Data Reporting.
                                      To continue to grow and become profitable: we must promptly complete the upgrade installations of DataQual in the presently licensed locations while continually adding new licensees; through the assistance of our marketing partners, sell and install new DataQual Systems; sell and install new DataQuotient Systems, complete the installation of I-Link Enterprise for the Ohio Hospital Association and
                                      Alabama Hospital Association.

WE HAVE A LIMITED OPERATING HISTORY   We began operations in 1993. As a result, any evaluation of our prospects and us
UPON WHICH YOU MAY EVALUATE US        will be based on a limited operating history. In addition, our products have been recently developed and marketed and our business strategy has been revised.
                                      Consequently, our historical results of operations may not give you an accurate indication of our future results of operation or prospects.

WE HAVE AN ACCUMULATED DEFICIT        We have incurred substantial losses since inception. As of December 31, 1999, we had an accumulated deficit of approximately $9.4 million. We have experienced significant losses in connection with our development and marketing of our new products. See "Management's Discussion and Analysis of Financial Condition and
                                      Results of Operations - Liquidity and Capital Resources."


WE NEED TO GENERATE ENOUGH CASH       For the year ended December 31, 1998, we incurred a net loss of $1.1 million. For
FROM OPERATIONS TO FUND OUR           the year ended December 31, 1999, we made a profit of $1.5 million, after
GROWTH PLANS                          extraordinary and investment income. To fund our operations, we require a continuation of the 1999 results or additional financing or a substantial increase in the number of contract awards to generate additional operating revenue. There can be no assurance, however, that our liquidity goals will be reached in the immediate future, if ever.

OUR INABILITY TO MANAGE GROWTH        To manage our growth, we must implement systems, and train and manage our
COULD HURT OUR BUSINESS               employees. We may not be able to implement these action items in a timely manner or at all. Our inability to manage growth effectively could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that we will achieve our planned expansion goals, acquire new contract awards, develop and market new products, manage our growth effectively, or operate and service our existing and new business profitably.

WE FACE SUBSTANTIAL COMPETITION       The market for healthcare information systems is fragmented but highly competitive and such competition is expected to continue to increase. There are no substantial barriers to entry in this market and we believe that the Company's ability to compete depends upon many factors within and beyond its control. We believe the principal competitive factors include the breadth and quality of software systems and product offerings, access to proprietary data, the proprietary nature of our methodologies and technical resources, pricing and the effectiveness of marketing and sales efforts.

DEPENDENCE ON KEY PERSONNEL.          As a small company, we are highly dependent on certain key employees, in particular on Douglas A. Cohn, its Chairman and Chief Executive Officer and Alan
                                      W. Grofe, its President and Chief Operating. The loss of either of them without qualified replacements would have a material adverse effect on our ability to conduct operations. We have not purchased "key man" insurance policies on either of them.

OUR SUCCESS IS DEPENDENT ON OUR       We believe that our success will depend on continued employment of our management
KEY PERSONNEL                         team. If one or more members of our executive management team were unable or unwilling to continue in their present positions, our business, financial condition and operating results could me materially adversely affected if we could not find qualified replacements. Our success also depends on having trained technical engineers. We will need to continue to hire additional personnel as our business grows. Competition for qualified technicians personnel is strong everywhere. Our business, financial condition and operating results will be materially adversely affected if we cannot hire and retain suitable technical personnel.

HISTORY OF LOSSES AND NEGATIVE        Until the 4th Quarter of 1999, we have had continuous losses from operations and
WORKING CAPITAL                       negative cash flow for our entire history, as shown below:

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




PAST DUE PAYABLES, ACCRUED            We presently have past due obligations for which there are claims and judgments
EXPENSES, CLAIMS AND JUDGMENTS        totaling approximately $220,000, which is a reduction of $1.4 Million from
                                      December 31, 1998. Negotiations are on-going to resolve these matters, some of which are disputed. Critical services have not been suspended, nor has there been cancellation of orders due to delays in product delivery as a result. We intend to use cash generated from operations to pay our trade and creditors.

WE HAVE NOT PAID, AND WILL            We have not paid cash dividends on our common stock and have no present intention
NOT PAY, CASH DIVIDENDS               of paying cash dividends in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings to reinvest in the Company. See
                                      "Dividends."

PROVISIONS OF OUR ARTICLES OF         The Company is a Virginia corporation. Anti-takeover provisions of Virginia law
INCORPORATION, BYLAWS, AND            could make it more difficult for a third party to acquire control of us, even if
VIRGINIA LAW COULD MAKE               such change in control would be beneficial to shareholders. In addition, our
ACQUISITION OF US DIFFICULT           articles of incorporation provide that our Board of Directors may issue preferred stock without shareholder approval. The issuance of preferred stock could make it more difficult for a third-party to aquire us, even if doing so would be beneficial for our shareholders.

DEPENDENCE ON LIMITED NUMBER OF       Our business is almost exclusively dependent at this time on three products, the
PRODUCTS -- NEED FOR NEW              DataQual System, with its I-Link interface engine and I-Link Enterprise, with its
TECHNOLOGY                            Central Data Repository, and DataQuotient. Although we plan to diversify our product line for the healthcare industry by developing new software applications to market to existing and new customers, the bulk of our sales during the next few years will come from these three products. In evaluating the DataQual, I-Link
                                      Enterprise and DataQuotient systems, investors and shareholders should also be aware that we have a registered copyright on the DataQual System and a registered service market on I-Link.

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






NEW AND UNCERTAIN MARKETS             The markets for healthcare software and services are relatively new, and it is difficult to predict the rate at which these markets will grow or whether new or increased competition will result in market saturation. If demand for healthcare software products fails to grow, or grows more slowly than anticipated, or if the market becomes saturated with competitors, our operations will be materially and adversely affected.

INCREASING COMPETITION                There are limited barriers to entry in the healthcare software industry in which we operate. This market is extremely competitive and can be significantly influenced by the product developments and pricing decisions of its largest participants. We have at least three active competitors that are now selling patient information management systems similar to DataQual and competitors selling statewide patient hospital billing information systems and services similar to
                                      I-Link Enterprise. Others may appear in the future as the advantages of this kind of healthcare patient information database aggregation and integration and reporting system become apparent to hospitals and others in the healthcare management field. Many of our potential competitors are large software development and marketing companies who are fully capable of developing new software products that would offer substantial competition to DataQual, DataQuotient and I-Link
                                      Enterprise. There can, therefore, be no assurance that we will have the financial resources, technical expertise marketing and support capabilities to continue to compete successfully in this market.

GOVERNMENT REGULATION                 The confidentiality of patient records and the circumstances under which these records may be released are subject to substantial governmental regulation governing both the disclosure and use of this information. While we believe that the DataQual, DataQuotient and I-Link Enterprise Systems comply with existing rules in substantially all jurisdictions, additional, more restrictive rules governing the dissemination of medical record information may require substantial changes in the Systems in the future and result in substantial costs to us. In addition, the U.S. Food and Drug Administration (the "FDA") have promulgated a draft policy for the regulation of certain computer products as medical devices.
                                      It is not possible at this time to anticipate the final form of the FDA's policy with regard to computer software, but we expect that, whether or not this draft policy is finalized, the FDA is likely to become increasingly active in regulating software intended for use in the healthcare industry. Our products could become subject to extensive regulation by the FDA.

RISK OF PRODUCT DEFECTS:  PRODUCT     Software products as complex as those offered by us might contain undetected
LIABILITY                             errors or failures when first introduced or when new versions are released.
                                      Although we have not experienced material adverse effects resulting from any errors to date, there can be no assurance that, despite testing by us and by current and potential customers, errors will not be found in new versions of our products after commencement of shipments, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon our business, operating results and financial condition. Although we do not maintain an "errors and omissions" insurance policy, our license agreements with our customers typically contain limited warranty provisions designed to limit our exposure to potential product liability claims. While we have not experienced product liability claims to date, the license and maintenance of our software products may entail the risk of successful claims. A successful product liability claim brought against the Company could have a material adverse effect on our business, operating results and financial condition.




POTENTIAL FLUCTUATIONS IN PERIODIC    Our revenues may be subject to significant variation from period to period due to
RESULTS                               the discretionary nature of healthcare software purchases and will be difficult to predict. Further, although our product line includes products with sales prices from $15,000 to over $200,000, the majority of our revenue is expected to be derived from products with sales prices from $15,000 to $120,000. Product revenues are difficult to forecast because the market for business healthcare software products is evolving, and our sales cycle may vary substantially with each customer. See "Management's Discussion and Analysis or Plan of Operations"




EXTERNAL FACTORS COULD AFFECT OUR     Fluctuations in the trading price of our common stock and purchase warrants may
COMMON STOCK TRADING PRICE            result from a number of factors, some of which are beyond our control, including:

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



OUR STOCK PRICE MAY BE EXTREMELY      In addition, the stock market in general has experienced extreme volatility that
VOLATILE AND SHAREHOLDERS MAY         often has been unrelated to the operating performance of particular companies.
NOT BE ABLE TO RESELL THEIR           These broad market and industry fluctuations may adversely affect the trading
SHARES OR WARRANTS AT A               price of our common stock and purchase warrants, regardless of our actual
PROFITABLE PRICE                      operating performance.








EXERCISE OF COMMON STOCK PURCHASE     Prior to the annual report pursuant to various private placement offerings
WARRANTS MAY HAVE A DILUTIVE EFFECT   8,111,255 Common Stock Purchase Warrants were issued and are currently
ON OUR SHAREHOLDERS                   outstanding. These warrants will be exercisable from a one to five year period at exercise prices ranging from $.75 to $7.00 per share. Certain of these warrants may have certain dilutive effects because to holders of the Warrants will be given the opportunity to profit from a rise in the market price of the underlying securities with a resulting dilution in the interests of our other security holders and future investors.

                                      We have also  agreed,  at the  request of the holders of the  Warrants,  under
                                      certain  circumstances,   that  we  will  register  under  federal  and  state
                                      securities  laws the  Warrants  or the  securities  underlying  the  Warrants.
                                      Exercise of these registration  rights may involve  substantial expense to us.
                                      Exercise of these  registration  rights may adversely  affect the price of the common stock.

ITEM 2. Properties

         At present, we lease a 3,682 square feet of office space, located at 12030 Sunrise Valley Drive, Suite 205, Reston, Virginia 20191. We currently have a two-year sub-lease, which ends on May 21, 2001. The rent is $8,898 a month. These premises should suffice for our administrative offices for the foreseeable future.

ITEM 3.  Legal Proceedings

         On January 10, 1997, the Internal Revenue Service ("IRS") filed in the Circuit Court for the County of Fairfax, Virginia a Notice of Federal Tax Lien in the amount of $386,234.73 against us for employment withholding tax liabilities of Integrated Systems Technology, Inc. ("IST"), formerly a wholly owned subsidiary of ours acquired in 1995. It is the opinion of our special counsel, Carr Goodson Lee & Warner P.C., Washington D.C., that there is no "alter ego" liability on the part of us and that the lien filed against us is wrongful and should be released. We have made efforts to get the lien released but the IRS has refused. In the meantime, the IRS since the filing of the Notice has not made any effort to enforce it against us. In the event the lien is not released, we may have to bring a suit against the IRS in the Federal courts for wrongful levy.

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




         On April 11, 2000, the closing prices of our Common Stock were $4.00 bid and $4.0625 asked, as quoted on the NASDAQ OTC Bulletin Board.

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

Common Stock Issued in 1999

         Pursuant to a private placement of Common Stock under Regulation, Rule 504 of the Securities Act of 1933, we issued 1,937,078 shares of common stock under Regulation D, Rule 504, at an aggregate price of $.51 per share in exchange for $533,833 in cash and $457,704 in debt conversion and other expenses. These shares were issued from January 1999 through November 1999.

         Pursuant to the exercise of Common Stock Purchase Warrants issued in a private placement and pursuant to a Regulation D, Rule 506 of the Securities Act of 1933, we issued 460,000 shares of our common stock to holders of the warrants upon exercise of 460,000 warrants at an issuance price of $.25 per share. These warrants had previously been purchased at a price of $1.00 per warrant, for an aggregate price of $1.25 per share, and pursuant to an agreement to reduce the exercise price of the warrants from $.75 to $.25 per share for a period of 60 days. In conjunction with these transactions, we also issued 100,000 shares of our common stock to the placement agent at $.50 per share, net of commissions for $25,000 in cash.

         In June 1999 we issued 99,000 shares of our common stock to holders of warrants at an exercise price of $0.50 per share in exchange for debt repayment and 30,000 shares of our common stock to a holder of warrants at an exercise price of $0.75 per share in exchange for $22,500 in cash.

         In August 1999 we issued 500,000 shares of our common stock that are subject to the restrictions of Rule 144, of the Securities Act of 1933, at $2.00 per share in exchange for 153,245 shares of Internet Guide, Inc. ("IGI"), common stock, which was issued under a Regulation A offering at $6.50 per share. In September 1999 we used 28,893 of the IGI shares we received in the exchange to retire $392,878 in notes payable, accrued expenses and accounts payable. As part of the exchange agreement with IGI, we issued 250,000 warrants to purchase 250,000 shares of our common stock at an exercise price of $2.00 per share and 250,000 warrants to purchase 250,000 shares of our common stock at an exercise price of $1.00 per share.

         From September through October 1999 we issued a total of 161,160 shares of our common stock, which are subject to the restrictions of Rule 144 of the Securities Act of 1933 in exchange for an aggregate of $482,950 in notes payable and accrued interest: 16,667 shares at $.84 per share; 41,500 shares at $.94 per share; and 2,872 shares at $.78 per share.

        From August through December 1999 we issued 552,909 shares of common stock which are subject to restrictions under Rule 144 of the Securities Act of 1933 in exchange for an aggregate of $284,288 in cash, $50,000 in notes and $35,000 in prepaid expenses as follows: 131,000 shares at $.50 per share; 390,909 shares @ $.69 per share and 40,000 shares at $.88 per share;

        From November through December 1999 we issued 28,864 shares of common stock which are subject to restrictions under Rule 144 of the Securities Act of 1933 in exchange for an aggregate of $28,293 in cash under terms of a special employee stock purchase program under which employees could purchase stock at the closing price at the end of each pay period from November 15 through December 31, 1999 with the Company matching the shares on a one for one basis. In the program, the following shares were issued: 10,762 shares at $.78 per share, 11,732 shares at $.81 per share, 4,020 at $1.41 per share and 2,350 at $2.00 per share. 28,864 shares were issued by the Company to employees under the matching term of this program.

        In December 1999, we issued 185,000 shares of common stock, which are subject to restrictions under Rule 144 of the Securities Act of 1933 in exchange for a note in the amount of $323,750, which is due by May 31, 2000, at $1.75 per share.

         In December 1999, we issued 2,999,750 shares of common stock upon the exercise of warrants as follows: 2,999,750 shares of common stock were issued to Internet Guide, Inc., an affiliate of the Chairman of the Board of Directors, upon the exercise of a warrant held by the affiliate at an exercise price of $1.00 per share in exchange for 461,500 shares of Internet Guide, Inc., common stock, and 300,000 shares of common stock were issued to the holder of a warrant at an exercise price of $.50 per share in exchange for $150,000 in marketable securities

Warrants Issued in 1999

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

         In November 1999, we issued 3,000,000 warrants to Internet Guide, Inc., an affiliate of our Chairman and Chief Executive Officer at an exercise price of $1.00 per share for a period of one year. These warrants were exercised by exchanging 461,500 shares of Internet Guide, Inc., common stock as consideration.

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

         At December 31, 1999, warrants to purchase 13,746,255 shares of common stock exercisable at varying dates through September 2004 at prices from $.75 to $7.00 per share were outstanding. Of the 13,746,255, warrants, 7,526,784 warrants were issued by the Company to the holders of IHS common stock as of June 14, 1999. Each warrant allows the holder to purchase one share of the Company's common stock at $5.00 for a period of five years, expiring in June 2004.

Subsequent Events

         On February 29, 2000, we announced an exchange of common stock for approximately 5,000,000 Class A Redeemable Warrants issued to stock holders of record on June 14, 1999, at a conversion rate of one share of common stock for every seven warrants with accredited investors. In conjunction with this exchange program, we announced a Call of the remaining Class A Warrants pursuant to the call provisions of the Warrant with October 3, 2000, as the redemption date.

Dividend

         Although we posted net operating profits for the 4th quarter of 1999, we have not had net annual profits on operations and therefore are currently proscribed under the Virginia Code from declaring dividends. We have not paid any cash dividends on our Common Stock. Our Board of Directors has no present intention of declaring any cash dividends, as we expect to re-invest all profits in the business for additional working capital for continuity and growth. Our Board of Directors considering the conditions then existing, including our earnings, financial condition, capital requirements, and other factors will determine the declaration and payment of dividends in the future.

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

                          3) Statements of Cash Flows for the period ended December 31, 1999 and 1998 and cumulative form March 3, 1993(date of inception) to December 31, 1999.

                          4) Statements of Stockholders' Equity for the period from march 3, 1993 (date of inception) to December 31,1999.

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

         c)   Exhibits:

         Exhibit
         Number             Description
         ------                  -----------

         3.1 Copy of the Certificate of Incorporation of the predecessor corporation under the name of Travel Technologies International, Inc. (1)
         3.2 Copy of Restated Certificate of Incorporation of the predecessor corporation, which among other things changes its name to Traverse Technologies, Inc. (1)
         3.3 Copy of Amendment to the Restated Certificate of Incorporation, changing the name of the predecessor corporation to Integrated Healthcare Systems, Inc.
                           (1)
         3.4 Copy of the Certificate of Renewal of Integrated Healthcare Systems, Inc. as filed with the State of Delaware (2)
         3.5               Copy of the By-Laws of the predecessor corporation
                           (1)
         3.6 Copy of the Certificate of Incorporation of IHS of Virginia, Inc. a wholly owned subsidiary. (2)
         3.7 Copy of the Certificate of Renewal of the IHS of Virginia, Inc as filed with the State of Delaware (2)
         3.8               Copy of the By-Laws of IHS of Virginia, Inc. (2)
         3.9 Copy of the Articles of Incorporation our Company as filed with the State of Virginia on May 20, 1999 (2)
         3.10 Plan of Merger between IHS and the Company effective June 14, 1999. (2)
         3.11 Articles of Merger effective June 14, 1999 as filed with the State of Virginia (2)
         3.12              Agreement of Merger as filed with State of Delaware
                           (2)
         3.13              Copy of the By-Laws of the Company (2)
         3.14 Certified copy of the Certificate of Incorporation of The DataQual Group, Inc. a wholly owned subsidiary 920
         3.15              Copy of the By-Laws of the DataQual Group, Inc. (2)
         4.1 Form of Certificate evidencing shares of Common Stock of the Company. (2)
         4.2 Warrant Certificate for 325,000 warrants issued to the Steven W. Bingaman 1996 Trust. (2)

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