Form 10KSB/A
period 1999-12-31
H QUOTIENT INC
filed 2000-05-26
CIK 1001781

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        --------------------------------
                                   FORM 10-KSB
                        --------------------------------
(Mark One)                       Amendment No.2
   (X)
                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                                       OR
   ( )
               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the Transition period from ________ to ____________

                          Commission File No. 001-15179

             ------------------------------------------------------
                                HoQUOTIENT, INC.
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------

               Virginia                                       54-1947753
      (State or other jurisdiction                          (I.R.S. Employer
      of Incorporation or organization)                  Identification Number)

      12030 Sunrise Valley Drive, Suite 205                      20191
      Reston, VA                                               (Zip Code)
      (Address of principal executive offices)

          Issuer's telephone number, including area code: 703-716-0100 Securities registered under Section 12(b) of the Exchange Act:

   Title of each class                                Name of each Exchange on
   -------------------                                   Which registered
                                                      ------------------------
   None                                                  OTC Bulletin Board

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

         Revenues for its most recent fiscal year were:  $1,537,535

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price of such stock, as of March 31, 2000 was $29,531,992. Non-Affiliates have been determined on the basis of holdings set forth under Item 11 of this Annual Report on Form 10-KSB.

         At March 31, 2000, 13,170,680 shares of the registrant's common stock (par value, $0001 per share) were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Company's Registration Statement on Form 10-SB are incorporated by reference into Part III of this Form 10-KSB.

    Transitional Small Business Issuer:     Yes ( )      No (X)

================================================================================
                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                     Page

Part I

1.       Description of Business                                            3

2.       Description of Properties                                          19

3.       Legal Proceedings                                                  19

4.       Submission of Matters to a Vote of Security Holders                19

Part II

5.       Market for Common Equity and Related Stockholder Matters           20

6.       Management's Discussion and Analysis of Financial Condition
         and Result's of Operations                                         23

7.       Financial Statements                                               26

8.       Changes in and Disagreements with Accountants on Accounting
         and Financial Data                                                 26

Part III

9.       Directors, Executive Officers, Promoters and Control               26

10.      Executive Compensation                                             28

11.      Security Ownership of Certain Beneficial Owners and Management     30

12.      Certain Relationships and Related Transactions                     31

13.      Exhibits and Reports on Form 8-K                                   31

                        Forward-Looking Statement Notice

         When used in this report, the words "may," "will," "expect," "anticipate," "continue." "estimate." "project." "intend." and similar expressions are intended to identify forward-looking statements with the meaning of Section 27(a) of the Securities Act of 1933 and Section 21(e) of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the headings in "Item 1. Business," and Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

                                     PART I

Item 1.  Description of Business

The Company

         HoQuotient, Inc., is a software development company that specializes in designing, creating and marketing cost-effective custom software, information collection and intranet network systems for the healthcare industry. This includes hospitals and other healthcare facilities such as ambulatory care centers, healthcare networks, in-home care agencies, independent practice associations, clinics and extended care facilities (sometimes herein referred to as "extended care facilities"). We supply hospitals and extended care facilities with an electronic information system that provides a single access to records of a patient's care and medical history for the medical facility and its staff. This information includes a compilation and integration of data from all the various departments and many other sources within or outside the hospital or extended care facility and provides a continuing analysis and reporting of each patient's clinical treatments and results. This data can be transmitted over an Internet based Virtual Private Network to a central repository and is readily accessible to the healthcare facilities' medical staff. Our proprietary technology includes: the DataQual(R) software system, the DataQuotient software system with the I-Linksm interface engine and the I-Linksm Enterprise, a server on the hospital's or extended care facility's network which is connected to a Central Data Repository. We also provide our customers software maintenance, system designs, consulting, installation, training and support for all of our software products.

Organization and Historical Background

         HoQuotient, Inc. is a Virginia corporation, incorporated on May 12, 1999, and is the successor by merger to Integrated Healthcare Systems, Inc. ("IHS") which was a Delaware corporation organized in 1993 under the name of Travel Technologies International, Inc. Our business and assets were owned and operated by IHS until June 14, 1999, the effective date of the merger. Our principal products consist of DataQual(R), DataQuotient, the I-Linksm interface system and the I-Linksm Enterprise software system, which includes a central data repository. DataQual is a software system designed to capture information on quality of care, risk management, costs and other aspects of the management of patients in hospitals. DataQuotient is a software system designed to perform many of the same care oversight functions as our DataQual system in extended care facilities such as nursing homes. DataQual's and DataQuotient's companion product, I-Linksm, an interface engine, is designed to interconnect and extract data from any and all healthcare facilities information systems in the hospitals or extended care facilities. I-Linksm Enterprise is a system of servers installed on the hospital's or other extended care facility's local area network
(LAN), which acts as an intelligent data collection system, to extract, cleanse, group and map hospital wide data. This data is then transmitted over an Internet based Virtual Private Network to a Central Data Repository. We believe there is a great need in the healthcare industry for products of this type, and we intend to exploit that need.

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

I-Link Enterprise

         The I-Link Enterprise system automates the collection of real time hospital and extended care facilities clinical information, including DataQual and DataQuotient quality and risk information, and sends it via an Internet based Virtual Private Network to a Central Data Repository healthcare database. This virtual network, which uses an expanded version of our I-Link interface engine, changes manual service bureau healthcare systems, which only collect hospital/extended care facility billing data, into on-line, source data collection systems for groups of hospitals and extended care facilities, hospital association members or insurance company client hospitals.

         In-patient and outpatient clinical and quality and risk data is collected, corrected, encrypted and sent, using I-Link Enterprise, to a client Central Data Repository. Access to the data is then provided to affiliated hospital and extended care facilities to facilitate performance improvement and measurement strategies. Prior information collection methods utilized billing data, which are many months to years old. This timely, very accurate tactical information, which has not yet been transmuted into billing data, then becomes extremely useful strategic information available for use by all of the affiliated hospitals and extended care facilities.

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

Recent Large Contract Awards

         We have been awarded a number of contracts to automate the collection of clinical healthcare information from hospitals throughout a state. The largest contract is a statewide, five-year $3.0 million contract with the Ohio Hospital Association ("OHA") to automate the collection, hospital clinical information via an Internet based Virtual Private Network, to a statewide Central Data Repository healthcare database. I-Link Enterprise, which uses this virtual private network, changes a batch hospital service bureau system, collecting billing data, into an on-line, data collection system for 189 statewide member hospitals, which are provided access to this data to facilitate performance measurement strategies.

         This agreement followed two other contracts with OHA. One to conduct the pilot phase of the 1999 Data Collection System, which was successfully completed, and one to process their 1998 data, which was completed successfully.

         The second contract awarded is to automate the collection of hospital risk incidents and to then implement a centralized risk management and quality improvement system for the member hospitals of the Alabama Hospital Association Trust (AHAT).

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

         Our research and development expenditures for December 31, 1998 and 1999 were $69,308 and $352,311, respectively.

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

         The healthcare software industry is subject to rapid technological advances and changes in client requirements. Our future success will depend to a substantial degree upon our ability to enhance our current products and develop and introduce new products that keep pace with technological developments, respond to evolving client requirements, and continue to achieve market acceptance. (See "Certain Factors That May Affect Future Results.... -
Dependence on Limited Number of Products--Need for New Technology" and "Risks of Our Business - New and Uncertain Markets").

Intellectual Property

         We regard the technology incorporated in our products as proprietary. However, like many other software companies, we do not hold any patents and rely upon a combination of copyright, trademark and trade secret laws and contractual restrictions to protect our rights in the software products. To date, our policy has been to pursue copyright protection for the software and related documentation. We have copyright and trademark registration in the United States for "DataQual" and "I-Link". In addition, our key employees and independent contractors and distributors are required to sign nondisclosure and secrecy agreements. Despite our efforts to protect these proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and we may not be able to determine whether or the extent, if any to which piracy of our software products may exist.

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

Product Warranty

         We provide a limited warranty for a period of 90 days that our software is free from defects in material and workmanship and operates substantially in accordance with functional specifications. We are not responsible for any defect caused by the user having made any changes or misused or damaged its programs or for damages in excess of amounts paid by the user to us. To date we have not experienced any financial loss due to our warranties and, to our knowledge, there have been no warranty claims filed or threatened. See "Certain Factors That May Affect Future Results... - Risk of Product Defects; Product Liability"

Compliance with Environmental Laws

         We have had no need to spend monies on compliance with local, state or federal environmental laws.

Number of Employees

         As of May 15, 2000, we have 26 full time employees:

               Department                                   Number of Employees
               ----------                                   -------------------
               Sales and Marketing                                  3
               Operations and Product Development                   18
               Administration                                       5

         We have recruited seasoned technical engineers with considerable experience in the software industry. Alan W. Grofe', our President and Director joined our Company in March of 1996. Prior to joining us he was President and CEO of MarketLink, Inc. a direct marketing software company not affiliated with our Company. Douglas A. Cohn, our Chairman and Chief Executive Officer joined our Company in November 1999. He is also the President and Chief Executive Officer of Internet Guide, Inc., a publishing firm. Michael J. Black, our former Chief Executive now Officer and now Chief Financial Officer and Secretary is presently serving in a consulting capacity. Mr. Black has been with our Company since September 1994. We believe that our current staffing, cost structure, and current operating plans will allow us an opportunity to compete effectively as a supplier of information management software to the hospital, extended care facilities and other healthcare markets.

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

WE HAVE A LIMITED OPERATING HISTORY   We began operations in 1993. As a result,
UPON WHICH YOU MAY EVALUATE US        any evaluation of our prospects and us
                                      will be based on a limited operating
                                      history. In addition, our products have
                                      been recently developed and marketed and our business strategy has been revised.
                                      Consequently, our historical results of
                                      operations may not give you an accurate
                                      indication of our future results of
                                      operation or prospects.

WE HAVE AN ACCUMULATED DEFICIT        We have incurred substantial losses since
                                      inception. As of December 31, 1999, we had an accumulated deficit of approximately
                                      $10.6 million. We have experienced
                                      significant losses in connection with our development and marketing of our new products. See "Management's Discussion and
                                      Analysis of Financial Condition and
                                      Results of Operations - Liquidity and
                                      Capital Resources."

WE NEED TO GENERATE ENOUGH CASH       For the year ended December 31, 1998, we
FROM OPERATIONS TO FUND OUR GROWTH    incurred a net loss of $1,917,738. For the
PLANS                                 year ended December 31, 1999, we incurred
                                      a loss from operations of $230,019, but we made a profit of $1,040,025, after extraordinary income. To fund our operations, we require a continuation of the 1999 operating trend or additional financing or a substantial increase in the number of contract awards to generate additional operating revenue. There can be no assurance, however, that our liquidity goals will be reached in the immediate future, if ever.


OUR INABILITY TO MANAGE GROWTH        To manage our growth, we must implement
COULD HURT OUR BUSINESS               systems, and train and manage our
                                      employees. We may not be able to implement these action items in a timely manner or at all. Our inability to manage growth effectively could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that we will achieve our planned expansion goals, acquire new contract awards, develop and market new products, manage our growth effectively, or operate and service our existing and new business profitably.

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

DEPENDENCE ON KEY PERSONNEL           As a small company, we are highly
                                      dependent on certain key employees, in
                                      particular on Douglas A. Cohn, its
                                      Chairman and Chief Executive Officer and
                                      Alan W. Grofe, its President and Chief
                                      Operating. The loss of either of them
                                      without qualified replacements would have a material adverse effect on our ability to conduct operations. We have not purchased "key man" insurance policies on either of them.

OUR SUCCESS IS DEPENDENT ON OUR KEY   We believe that our success will depend on
                                      continued employment of our PERSONNEL
                                      management team. If one or more members of our executive management team were unable or unwilling to continue in their present positions, our business, financial condition and operating results could me materially adversely affected if we could not find qualified replacements. Our success also depends on having trained technical engineers. We will need to continue to hire additional personnel as our business grows. Competition for qualified technicians personnel is strong everywhere. Our business, financial condition and operating results will be materially adversely affected if we cannot hire and retain suitable technical personnel.

HISTORY OF LOSSES AND NEGATIVE        We have had continuous losses from
WORKING CAPITAL                       operations and negative cash flow for our
                                      entire history, as shown below:

                                                         Years Ended
                                                  12-31-98        12-31-99
                                                 ------------    ----------
                  Loss from Operations:          $(1,701,561)    $(230,019)*

              *  Before extraordinary income

                  Gains derived from debt reduction and equity transactions have resulted in a positive working capital position of approximately $1.0 million at December 31, 1999.

PAST DUE PAYABLES, ACCRUED            At December 31, 1999 past due obligations
EXPENSES, CLAIMS AND JUDGMENTS        for which there are claims and judgments
                                      totaling approximately $766,000, which is a reduction of $906,000 from December 31, 1998. Negotiations are on-going to resolve these matters, some of which are disputed.
                                      Critical services have not been suspended, nor has there been cancellation of orders due to delays in product delivery as a result. We intend to use cash generated from operations to pay our trade and creditors.

WE HAVE NOT PAID, AND WILL NOT PAY,   We have not paid cash dividends on our
CASH DIVIDENDS                        common stock and have no present intention
                                      of paying cash dividends in the
                                      foreseeable future. It is the present
                                      policy of the Board of Directors to retain all earnings to reinvest in the Company.
                                      See "Dividends."

PROVISIONS OF OUR ARTICLES OF         The Company is a Virginia corporation.
INCORPORATION, BYLAWS, AND VIRGINIA   Anti-takeover provisions of Virginia law
LAW COULD MAKE ACQUISITION            could make it more difficult for a third
OF US DIFFICULT                       party to acquire control of us, even if
                                      such change in control would be beneficial to shareholders. In addition, our articles of incorporation provide that our Board of Directors may issue preferred stock without shareholder approval. The issuance of preferred stock could make it more difficult for a third-party to acquire us, even if doing so would be beneficial for our shareholders.

RISKS OF OUR BUSINESS


DEPENDENCE ON LIMITED NUMBER OF       Our business is almost exclusively
PRODUCTS-- NEED FOR NEW TECHNOLOGY    dependent at this time on three products,
                                      the DataQual System, with its I-Link
                                      interface engine and I-Link Enterprise,
                                      with its Central Data Repository, and
                                      DataQuotient. Although we plan to
                                      diversify our product line for the
                                      healthcare industry by developing new
                                      software applications to market to
                                      existing and new customers, the bulk of
                                      our sales during the next few years will come from these three products. In evaluating the DataQual, I-Link Enterprise and DataQuotient systems, investors and shareholders should also be aware that we have a registered copyright on the DataQual System and a registered service market on I-Link.

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

RISK OF PRODUCT DEFECTS; PRODUCT      Software products as complex as those
LIABILITY                             offered by us might contain undetected
                                      errors or failures when first introduced or when new versions are released.
                                      Although we have not experienced material adverse effects resulting from any errors to date, there can be no assurance that, despite testing by us and by current and potential customers, errors will not be found in new versions of our products after commencement of shipments, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon our business, operating results and financial condition. Although we do not maintain an "errors and omissions" insurance policy, our license agreements with our customers typically contain limited warranty provisions designed to limit our exposure to potential product liability claims. While we have not experienced product liability claims to date, the license and maintenance of our software products may entail the risk of successful claims. A successful product liability claim brought against the
                                      Company could have a material adverse
                                      effect on our business, operating results and financial condition.

POTENTIAL FLUCTUATIONS IN PERIODIC    Our revenues may be subject to significant
RESULTS                               variation from period to period due to the
                                      discretionary nature of healthcare
                                      software purchases and will be difficult to predict. Further, although our product line includes products with sales prices from $15,000 to over $200,000, the majority of our revenue is expected to be derived from products with sales prices from $15,000 to $120,000. Product revenues are difficult to forecast because the market for business healthcare software products is evolving, and our sales cycle may vary substantially with each customer.
                                      See "Management's Discussion and Analysis or Plan of Operations"

MAINTAINING A MARKET FOR THE          The Shares of the common stock have been
SECURITIES MAY NOT BE POSSIBLE IN     traded on the OTC Bulletin Board and there
THE FUTURE                            has been no other public market for our
                                      common stock or purchase warrants. We
                                      cannot predict the extent to which
                                      investor interest in the Company will lead to the further development or maintenance of the trading market or how liquid that trading market will remain.

EXTERNAL FACTORS COULD AFFECT OUR     Fluctuations in the trading price of our
COMMON STOCK TRADING PRICE            common stock and purchase warrants may
                                      result from a number of factors, some of which are beyond our control, including:

                                      o general economic and stock market
                                        conditions;
                                      o actual or anticipated fluctuations in
                                        our operating results;
                                      o changes in expectations as to our future
                                        financial performance or changes in
                                        financial estimates by securities
                                        analysts;
                                      o earnings and other announcements by, and
                                        changes in market valuations of other
                                        comparable companies and
                                      o trading of our common stock and purchase
                                        warrants.

OUR STOCK PRICE MAY BE EXTREMELY      In addition, the stock market in general
VOLATILE AND SHAREHOLDERS MAY NOT     has experienced extreme volatility that
BE ABLE TO RESELL THEIR SHARES OR     often has been unrelated to the operating
WARRANTS AT A PROFITABLE PRICE        performance of particular companies. These
                                      broad market and industry fluctuations may adversely affect the trading price of our common stock and purchase warrants, regardless of our actual operating performance.

EXERCISE OF COMMON STOCK PURCHASE     At December 31, 1999, there were
WARRANTS MAY HAVE A DILUTIVE EFFECT   14,130,770 common stock purchase warrants
ON OUR SHAREHOLDERS                   outstanding. These warrants will be
                                      exercisable from a one to five year period at exercise prices ranging from $.75 to $7.00 per share from a period beginning
                                      May 1995 to December 2004. Certain of
                                      these warrants may have dilutive effects because holders of the Warrants would be given the opportunity to profit from a possible rise in the market price of the underlying securities with a resulting dilution in the interests of our other security holders and future investors.

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

ITEM 2. Description of Properties

         At present, we lease a 3,682 square feet of office space, located at 12030 Sunrise Valley Drive, Suite 205, Reston, Virginia 20191. We currently have a two-year sub-lease, which ends on May 21, 2001. The rent is $8,898 a month. These premises should suffice for our administrative offices for the foreseeable future.

ITEM 3.  Legal Proceedings

         On January 10, 1997, the Internal Revenue Service ("IRS") filed in the Circuit Court for the County of Fairfax, Virginia a Notice of Federal Tax Lien in the amount of $386,234.73 against us for employment withholding tax liabilities of Integrated Systems Technology, Inc. ("IST"), formerly a wholly owned subsidiary of ours acquired in 1995. It is the opinion of counsel, that there is no "alter ego" liability on the part of us and that the lien filed against us is wrongful and should be released. We have made efforts to get the lien released but the IRS has refused. In the meantime, the IRS since the filing of the Notice has not made any effort to enforce it against us. In the event the lien is not released, we may have to bring a suit against the IRS in the Federal courts for wrongful levy.

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

ITEM 4.  Submission of Matter to a Vote of Security Holders

         NONE

                                     PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters

(a)      Our Common Stock is traded on the NASDAQ Bulletin Board.
(b) Our Common Stock was listed on the NASDAQ Bulletin Board on approximately April 16 of 1996.
(c) Our Common Stock is approved for trading on the NASDAQ Over the Counter Bulletin Board, trading under the stock symbol "HQNT". The chart below breaks down the high bid and the low bid prices for each of the last 9 quarters (as reported by NASDAQ Trading & Market Services) which quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not reflect actual transactions.

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

         On May 23, 2000, the closing prices of our Common Stock were $2.968 bid and $3.125 asked, as quoted on the NASDAQ OTC Bulletin Board.

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

         There are approximately 297 holders of record of our Common Stock as of March 31, 2000, which figure does not take into consideration those shareholders whose shares are held in the name of broker-dealers.

Common Stock Issued in 1999

         Pursuant to a private placement of Common Stock under Regulation, Rule 504 of the Securities Act of 1933, we issued 1,877,937 shares of common stock under Regulation D, Rule 504, at an aggregate price of $.51 per share in exchange for $564,833 in cash and $100,000 in debt conversion and $323,706 in other expenses. A price adjustment reduced the issuance price of $446,389 shares from $0.60 per share to $0.50 per share and resulted in a pro-rata issuance of an additional 59,278 shares. These shares were issued from January 1999 through November 1999.

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

         In August 1999 we issued 500,000 shares of our common stock that are subject to the restrictions of Rule 144, of the Securities Act of 1933, at $2.00 per share in exchange for 153,245 shares of Internet Guide, Inc. ("IGI"), common stock, which was issued under a Regulation A offering. In September 1999 we used 28,893 of the IGI shares we received in the exchange to retire $244,096 in notes payable, accrued expenses and accounts payable. As part of the exchange agreement with IGI, we issued 250,000 warrants to purchase 250,000 shares of our common stock at an exercise price of $2.00 per share and 250,000 warrants to purchase 250,000 shares of our common stock at an exercise price of $1.00 per share.

         From September through October 1999 we issued a total of 161,560 shares of our common stock, which are subject to the restrictions of Rule 144 of the Securities Act of 1933 in exchange for an aggregate of $249,259 less $100,816 in debt forgiveness as follows: 16,667 shares at $.84 per share; 41,500 shares at $.94 per share; and 36,205 shares at $.78 per share and 67,188 shares at $1.00.

        From August through December 1999 we issued 552,909 shares of common stock which are subject to restrictions under Rule 144 of the Securities Act of 1933 in exchange for an aggregate of $279,788 in cash, $50,000 in notes and $35,000 in prepaid expenses as follows: 122,000 shares at $.50 per share; 390,909 shares @ $.69 per share and 40,000 shares at $.88 per share;

        From November through December 1999 we issued 28,864 shares of common stock subject to restrictions under Rule 144 of the Securities Act of 1933 in exchange for an aggregate of $28,293 in cash under terms of a special employee stock purchase program under which employees could purchase stock at the closing price at the end of each pay period from November 15 through December 31, 1999 with the Company matching the shares on a one for one basis. In the program, the following shares were issued: 10,762 shares at $.78 per share, 11,732 shares at $.81 per share, 4,020 at $1.41 per share and 2,350 at $2.00 per share. 28,864 shares were issued by the Company to employees under the matching term of this program.

        In December 1999, we issued 185,000 shares of common stock, which are subject to restrictions under Rule 144 of the Securities Act of 1933 at $1.75 per share.

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

         In September 1999, we issued 250,000 warrants to purchase 250,000 shares of our common stock at an exercise price of $.75 per share to a Director in lieu of compensation for serving as director for calendar year 1998. We also issued 1,000,000 warrants to purchase 1,000,000 shares of our common stock at an exercise price of $.75 per share to officers for a period of five years. These warrants were issued in lieu of the implementation of an executive management stock option program.

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

         At December 31, 1999, warrants to purchase 14,130,770 shares of common stock exercisable at varying dates through September 2004 at prices from $.75 to $7.00 per share were outstanding. Of the 14,130,770, warrants, 7,526,284 warrants were issued by the Company to the holders of IHS common stock as of June 14, 1999. Each warrant allows the holder to purchase one share of the Company's common stock at $5.00 for a period of five years, expiring in June 2004.

Subsequent Events

         On February 2, 2000 we announced our application for listing on the American Stock Exchange. There can be no assurance, that approval will be received or, if received, that the Company will meet the requirements for continued listing.

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

         On April 5, 2000, we announced an agreement in principle with MD Home.com, a provider of information to the healthcare community to exchange 500,000 shares of our restricted common stock at $10.00 per share for 2,500,000 convertible preferred shares at $2.00 per share and 350,000 common stock purchase warrants at $3.00 per share of MD Home.com for 3 years.

         On April 20, 2000, we announced an agreement in principle to purchase all of the outstanding common stock of Information Resource Products, Inc. and IRP Systems, Inc. for $3,900,000 plus $1,000,000 which shall be used to purchase H Quotient, Inc, common stock on the open market, plus 25,000 restricted shares of H Quotient, Inc. common stock and 250,000 two year warrants exercisable at $10.00 per share, both of which will be allocated to the seller's employees.

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

ITEM 6.  Management's Discussion and Analysis or Plan of Operations

         The following "Discussion and Analysis" provides information which management believes is relevant to an assessment and understanding of the of the Company's consolidated results of operation and financial condition for the years ended December 31, 1999 and 1998. The discussion should be read in connection with the audited consolidated financial statements of the Company and accompanying notes.

Material Changes in Results of Operations Overview

         HoQuotient, Inc. is a Virginia corporation, incorporated on May 20, 1999, and is the successor by merger to Integrated Healthcare Systems, Inc. ("IHS") which was a Delaware corporation organized in 1993 under the name of Travel Technologies International, Inc. Our business, which we acquired from IHS through the merger, is the designing, development, selling and maintenance of computer software systems for the management of patient care in hospitals and extended care facilities.

         Our business and assets were owned and operated by IHS until June 14, 1999 the effective date of a downstream merger between the companies. The 7,526,284 shares of outstanding common stock (par value $.0001) of Integrated Healthcare Systems, Inc. was exchanged for 7,526,284 shares of H Quotient, Inc. common stock, (par value $.0001).

Year Ended December 31, 1999 Compared With the Year Ended December 31, 1998

         Revenues for the year ended December 31, 1999 increased to $1,537,535 from $239,139 for the year ended December 31, 1998. The increase of $1,298,396, resulted primarily from revenue generated under new contracts signed in the first quarter for I-Link Enterprise software systems and related services and installations of our new version of the Dataqual software system. These increases were partially offset by a decrease in service income for our DOS based Dataqual products under support contracts.

         The cost of sales and services for the year ended December 31, 1999 increased to $543,130 from $307,537 for the year ended December 31, 1998. The increase of $235,593 resulted primarily from an increase in the technical and support staff associated with implementing new contracts, which was partially offset by capitalized research and development costs.

         Selling and marketing expenses for the year ended December 31, 1999 increased to $259,044 from $244,182 for the year ended December 31, 1998. This increase of $14,862 resulted primarily from expanding the marketing staff to promote and sell the new Dataqual software system.

         General and administrative expenses for the year ended December 31, 1999 decreased to $965,380 from $1,388,981 for the year ended December 31, 1998. The decrease of $423,601 resulted primarily from a decrease in expense from contingent liabilities and investment banking fees which were partially offset by increased legal and accounting fees associated with filing of a registration statement.

         Interest expense for the year ended December 31, 1999 was $107,838, as compared to $157,970 for the year ended December 31, 1998. The decrease of $50,132 in interest expense resulted primarily from reductions in notes payable in our debt settlement efforts in 1999 in which $1,062,000 of our outstanding notes payable were paid.

         Interest income for the year ended December 31, 1999 was $5,695, as compared to $-0- for the year ended December 31, 1998.

         Other expense (income) for the year ended December 31, 1999 showed an increase in other income of $96,663, net, as compared to and expense of $58,207 for the year ended December 31, 1998. The income increase resulted from a realized gain on sales of securities of $93,903, a gain on the sale of a fixed asset of $1,550 and miscellaneous income of $34,961, which was derived from a credits received on expense adjustments with creditors. This income was partially offset by an increase in our reserve for bad debt expense of $8,790 and an unrealized loss on securities of $33,751.

         Extraordinary item, net for the year ended December 31, 1999 was $1,275,323 as compared to $-0- for the year ended December 31, 1998. The increase resulted from the net gain derived from the settlement of $2,049,111 of debt with various creditors and note holders in which $392,500 in cash, $187,805 in marketable securities and 161,560 shares of our common stock were exchanged. See "Changes in Securities and Use of Proceeds".

         Net Income (loss) for the year ended December 31, 1999 and the year ended December 31, 1998 were $1,040,025 and $(1,917,738), respectively. Liquidity and Capital Resources

         We have funded our operations and working capital needs through a series of private equity and debt offerings, the exercise of investor warrants, and payments received under new contracts.

         Working capital at December 31, 1999 was $1,050,283 as compared to deficit of $(4,318,026) at December 31, 1998, an improvement of $5,368,309.

         Cash and cash equivalents at December 31, 1999 were $15,729, an increase of $13,953 from December 31, 1998. During the year ended December 31, 1999, we used $348,005 net cash in our operating activities as compared to using $369,531 for the year ended December 31, 1998. This net change in the use of cash in operations of $21,526 was the result of an increase in operating revenue and accounts receivable and a decrease in operating expenses, accounts payable and accrued expenses. We increased accounts receivable by $601,392, while we decreased our accounts payable by $234,501 and accrued expenses by $137,226. These operating improvements primarily the result of new contracts signed, sales from the release of the new Dataqual software system and our efforts to settle outstanding debt.

         During the year ended December 31, 1999, we used $415,163 for investing activities as compared to $86,641 for the year ended December 31, 1998. The increased use of cash of $328,522 for investing activities resulted from an increase in the acquisition of computer equipment and an increase in intangible assets resulting from capitalizing certain research and development costs associated with bringing the new Dataqual software system and I-Link Enterprise system to market.

         During the year ended December 31, 1999, we generated net cash of $777,121 from financing activities as compared to $459,776 for the year ended December 31, 1998. The increase of $317,345 resulted from funds raised in private placements of common stock and the exercise of investor warrants.

Plan of Operation and Financial Condition

         Our sales of Dataqual and related service contracts are billed net due upon receipt. Payment terms on I-Link Enterprise contracts are defined in the contract and will vary. It is our practice to require a substantial payment upon signing of any long term contract.

         We had, at December 31, 1999, working capital of $1,050,283. We believe that cash generated from operations will not be totally sufficient to fund our current requirements. We anticipate that it will be likely that we will continue to raise additional funds through additional equity offerings and exercise of outstanding warrants. It is possible that we may have to curtail our current operations and delay and/or cancel our business plans, however, management believes that our current operational plans for the next twelve months will not be curtailed or delayed because of the lack of sufficient financing. If additional financing is required, there can be no assurances that we will be able to obtain such additional financing, on terms acceptable to us and at the times required by us, or at all.

         We have frequently not been able to make timely payments to our trade and other creditors. As of December 31, 1999, we had past due obligations for which there were claims and judgments of approximately $766,000. This is a reduction of $906,000 from December 31, 1998. Deferred payment terms have been negotiated with many of our vendors and critical services have not been suspended, nor has there been cancellation of orders due to delays in product delivery as a result. We intend to use the cash generated from operations, marketable securities we own and our own common stock to complete paying the past due amounts. We may have an opportunity to discount or reduce some of the trade and other creditor's debts and further increase income from debt forgiveness.

         We lease office space on a two-year sublease basis and could be required to move and/or add more space after this two-year period. The major capital expenditures we may incur are for computers and related local area network hardware and software and travel for sales representatives and key support and installation personnel. Our recent upgrade of the DataQual software is being initially marketed to our existing hospital customers. We also intend to invest approximately $500,000 in personnel and equipment to expand and enhance sales, software development and customer support, as well as associated office support staff.

         We believe that our current staffing, including our expansion plans, cost structure, and current operating plans will allow us an opportunity to compete effectively as a supplier of information management software to the hospital market and possibly attain profitability in future periods.

Net Operating Loss

         For federal income tax purposes, we have net operating loss carryforwards of approximately $8,000,000 as of December 31, 1998 and $7,800,000 as of December 31, 1999. These carryforwards expire between the years 2009 and 2018, respectively. We also have a capital loss carryforward of approximately $1,468,720 which expires in 2001. The use of our net operating loss carryforwards to offset taxable income, if achieved, may be subject to specified annual limitations.

YEAR 2000

         Based on the review of its systems to date, management believes that the Year 2000 problem will not pose significant operational problems and that the total costs associated with the Year 2000 issues will not have a material effect on the consolidated results of the Company. To date, the Company has determined that it will require nominal personal computer program upgrades to accommodate Year 2000 issues.

         These estimates and conclusions contain forward looking statements and are based on management's best estimates of future events. Risks of completing the Year 2000 plan include the availability of alternative software, the Company's ability to discover and correct potential Year 2000 problems which might have a serious impact on operations, failure of vendors to complete their expected Year 2000 compliance, and liquidity issues surrounding securities investments.

ITEM 7.  Financial Statements

         The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on Page F-1.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                                    PART III

ITEM 9. Directors, Executive Officers Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors & Officers

         The Following table set forth the names, ages and positions with the Company of each of the directors and officers of the Company.


         Name                       Age              Positions                          Since
         ----                       ---              ---------                          -----
         Douglas A. Cohn            54               Chairman, Director and              1999
                                                     Chief Executive Officer

         Alan Grofe'                55               President, Chief Operating
                                                     Officer and Director                1996

         Michael J. Black           47               Secretary, Chief Financial
                                                     Officer and Director                1994

         All executive officers are elected by the Board of Directors and hold office until the next Annual Meeting of Shareholders and until their successors are elected and qualify.

         The following is information on the business experience of each director and officer.

Douglas A. Cohn

         Douglas A. Cohn has been Chairman of the Board and Chief Executive Officer of this Company since October, 1999. He is also Founder of Internet Guide, Inc., and it's Chairman of the Board of Directors, President, Chief Executive Officer and Publisher. Mr. Cohn is Jack Anderson's writing partner in the nationally syndicated column Jack Anderson & Douglas Cohn's Washington Merry-Go-Round. He is the president of American Publisher Corporation, which publishes five nationally-distributed publications and syndicates writers and cartoonists to newspapers. He has been in the publishing business since 1985 and publishing five publications beginning in 1989. He is the author of Jackson's Valley Campaign with Maps from West Point Atlas of American Wars. Mr. Cohn, a 1968 graduate of the U.S. Military Academy at West Point, NY., volunteered for service in Vietnam, where he was wounded. Retired from the service as a result of those wounds, he was awarded the Silver Star (twice), the Purple Heart and other medals. He is a syndicated writer and speech writer and has appeared numerous times on national television and radio shows.

Alan W. Grofe'

         Alan W. Grofe' has been President of the Company since May 15, 1996 and Executive Vice President, Secretary and a director of the Company since April 1996,. From March 1993 to March 1997, Mr. Grofe' was President and Chief Executive Officer of MarketLink, Inc., a direct marketing software company not affiliated with the Company. From 1991 to 1993, Mr. Grofe' served as President of CCS, Inc., a direct marketing service bureau and from 1989 to 1991, as Vice President and Chief Operating Officer of Warren & Lewis, a venture capital firm. Prior to that time, he managed the Federal Computer Conferences; a series of computer industry trade shows, for Information Development Corporation from 1988 to 1989. And from 1980 to 1987, he was account manager and later Director of Federal Systems Operations for Motorola Computer Systems, for whom he worked in both the healthcare industry and in computer sales to the government.

Michael J. Black

         Michael J. Black has been employed as a key executive of the Company since September 1994. He has been Chairman since May 15, 1996. From 1991 to September 1994, Mr. Black was a consultant for Asset Growth Partners, Inc., an investment banking firm, working on mergers and acquisitions, equity and debt financing and strategic planning, primarily for technology companies. From 1989 to 1991 he served as vice president of finance for NMI Network Systems, Inc./The Account Data Group before that as president and founder of The Account Data Group. Both of these companies were involved in various aspects of computer systems integration.

Section 16(a) Filing Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership on Form 3, 4, and 5 with the Securities and Exchange Commission, and forward copies of such filings to the Company. The Company believes none of its directors, officers and beneficial owners of more than ten percent of the equity securities of the Company have filed any of the required reports since the Company became a reporting company in 1998.

ITEM 10.  Executive Compensation.

         The following table sets forth information concerning the compensation paid during the Company's fiscal years ended December 31, 1999, 1998, and 1997 to the Company's Chief Executive Officer and all other executive officers whose base salaries during the year were in excess of $100,000 (collectively, "Named Executive Officers").
                           Summary Compensation Table

                                                   Annual Compensation                      Long-Term Compensation
                                                   -------------------                      ----------------------
                                                                                            Shares
                                                                                            Underlying
Name and Principal Position                 Year                    Salary ($)              Warrants (#)
---------------------------                 ----                    ----------              ------------
Douglas A. Cohn........................     12/31/99                   -0-                     750,000
      Chairman & CEO
Alan W. Grofe...........................    12/31/99                 110,068                   750,000
      President, Chief Operating            12/31/98                 145,000                   250,000
              Officer                       12/31/97                  81,250                     -0-

Michael J. Black ........................   12/31/99                 111,440                   750,000
            Chief Financial Officer,        12/31/98                 145,000                   250,000
    Treasurer, and Corporate Secretary      12/31/97                  75,000                     -0-

     The following table contains information concerning common stock purchase warrants granted to the Named Executive Officers during the fiscal year ended December 31, 1999. No stock options were granted during the period.


                       Warrant Grants in Last Fiscal Year

                                                              Number of              Percentage
                                                              Securities             of Total
                                                              Underlying             Warrants          Exercise     Expiration
                                                              Warrants               Granted (1)       Price (2)       Date
                                                              ---------              -----------       ---------    ----------
Douglas A. Cohn................................................750,000                   27%             $1.00       11/30/02
Alan W. Grofe..................................................750,000                   27%             $ .75        9/18/04
Michael J. Black...............................................750,000                   27%             $ .75        9/18/04

(1) Based on an aggregate of 2,750,000 warrants granted to employees and non-employee independent contractors in the fiscal year ended December 31, 1999, including warrants granted to the Named Executive Officers.

(2) The exercise price of each grant is equal to or greater than the fair market value of the Company's Common Stock on the date of the grant.

              The following table sets forth certain information concerning exercisable and unexercisable warrants held as of December 31, 1999 by each of the Named Executive Officers:

              Aggregate Warrants Exercises in Last Fiscal Year and
                         Fiscal Year-end Warrant Values

                                                                     Number of
                                                                Unexercised Warrants                 In-the-Money Warrants (1)
                                                             ----------------------------           --------------------------
                                                             Exercisable    Unexercisable           Exercisable   Unexrcisable
                                                             -----------    -------------           -----------   ------------
Douglas A. Cohn...................................             750,000          -0-                   $656,250         -0-
Alan W. Grofe.....................................             750,000          -0-                   $843,750         -0-
Michael J. Black..................................             750,000          -0-                   $843,750         -0-


(1) Based on the difference between the closing price on December 31, 1999 ($1.875) and the exercise price of the outstanding warrants.

Employment  Agreements

         On January 1, 1998, the Company entered into an employment with Alan W. Grofe' to serve as The President and Chief Operating Officer, and a Director of the Company for a term commencing January 1, 1998 and ending December 31, 2000. Mr. Grofe' has been director of the Company since April 16, 1996. The agreement provides for a salary of $145,000 per annum and for stock options under the Company Stock Option Plan or, if there is no such plan, he will be granted warrants, exercisable immediately for 60 months, to purchase a minimum of 100,000 to a maximum of 250,000 shares of Common Stock at an exercise price of not less than the most recently issued warrants. The agreement also contains restrictive covenants restricting Mr. Grofe' for two years, after termination of his employment from competing with the Company and soliciting Company employees or customers.

         On January 1, 1998, the Company entered into an employment agreement with Michael J. Black to serve as the Chairman of the Board and Chief Executive Officer for a term commencing January 1, 1998 and ending December 31, 2000. Mr. Black was Chairman of the Company from May 15, 1996 to November 16, 1999. Pursuant to a letter agreement dated November 16, 1999, Mr. Black will no longer serve as Chairman and Chief Executive Officer but will continue as the Chief Financial Officer of the Company until June 1, 2000, to transition certain duties, at a salary of $10,000 per month. Pursuant to the original agreement, Mr. Black will be granted warrants, exercisable immediately for 60 months, to purchase a minimum of 100,000 to a maximum of 250,000 shares of Common Stock at an exercise price of not less than the most recently issued warrants. The agreement also contains restrictive covenants restricting Mr. Black for two years after termination of his employment from competing with the Company and soliciting Company employees or customers.

         None of the other Company's executive officers have existing employment agreements. Any previous employment agreements between the Company and its executive officers have either lapsed or have been rescinded, and no new agreements have been executed.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of March 31, 2000, certain information with respect to the beneficial ownership of shares of Common Stock of: (i) each person who is known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock, (ii) each Director of the Company and Named Executive Officer, and (iii) all directors and executive officers of the Company as a group. As of March 31, 2000, the Company had 13,170,680 shares of Common Stock outstanding

                                                                              Beneficially                 Percent
         Name and Address of Beneficial Owner                                   Owned (1)                  of Class
         ------------------------------------                                   ---------                  --------
         The Steven W. Bingaman 1996 Trust (2).................................. 3,431,514                   19.5%
                  551 Fifth Avenue, Suite 1625
                  New York, N.Y.  10176

         Internet Guide Inc. (3)................................................ 4,356,157                   24.7%
                  1365 Beverly Street
                  McLean, VA  22101

         Douglas A. Cohen (4)................................................... 1,050,682                   5.95%
         Alan W. Grofe (5)......................................................   874,668                   4.96%
         Michael J. Black (6)...................................................   998,105                   5.66%
         All Directors and Officers as a group.................................. 2,923,455                  16.57%

                  Total.........................................................10,711,126                   60.7%

------------------------
(1) Shares of the Company's Common Stock which any person or entity set forth in this table has a right to acquire, pursuant to the exercise of options or warrants, are deemed to be outstanding for the purpose of computing the percentage ownership of such person or entity, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person or entity.

(2) Number of shares Beneficially Owned includes 100,000 shares of common stock and 1,568,471 shares issuable upon exercise of various series warrants beneficially owned by Appleby Partners, Ltd. exercisable during various periods ending June 30, 2000 to June 15, 2004 at prices ranging from $1.00 each to $7.00 each. Appleby Partners, Ltd. has the sole power not only to vote and direct the disposition of the shares of common stock and warrants held by it but also has the sole power to vote and direct the disposition of 1,438,043 shares of common stock and the 325,000 warrants held by the Steven W. Bingaman 1996 Trust.

(3) Number of shares Beneficially Owned includes: 356,397 shares issuable upon exercise of warrants exercisable until November 21, 2000 at a price of $1.00, 250,000 shares issuable upon exercise of warrants exercisable until August 31, 2002 at a price of $1.00 and 250,000 shares issuable upon exercise of warrants exercisable until August 31, 2002 at a price of $2.00 all held by such entity. Does not include warrants to purchase 750,000 shares of common stock owned by Douglas A. Cohn, the Chairman and Chief Executive Officer of the Company and of Internet Guide, Inc. in his individual capacity. Mr. Cohn disclaims beneficial ownership of the shares of the Company common stock and warrants held by Internet Guide, Inc. except to the extent of his pecuniary interest therein.

(4) Number of shares Beneficially Owned includes 750,000 shares issuable upon exercise of warrants exercisable until November 30, 2002 at a price of $1.00 each held by Mr. Cohn. Does not include warrants to purchase 856,397 shares of common stock owned by Internet Guide, Inc. and Mr. Cohn disclaims beneficial ownership thereof except to the extent of his pecuniary interest therein, if any.

(5) Number of shares Beneficially Owned includes: 250,000 shares issuable upon exercise of warrants until May 31, 2003 at a price of $.75 each, 62,334 shares issuable upon exercise of warrant until June 15, 2004 at a price of $5.00 each and 500,000 shares issuable upon exercise of warrants until September 18, 2004 at a price of $.75 each.

(6) Number of shares Beneficially Owned includes: 250,000 shares issuable upon exercise of warrants exerciable until May 31, 2003 at a price of $.75 each, 107,666 shares issuable upon exercise of warrants exercisable until June 15, 2004 at a price of $5.00 each and 500,000 shares issuable upon exercise of warrants exercisable until September 18, 2004 at a price of $.75 each.

ITEM 12.  Certain Relationships and Related Transactions

         Many of the transactions during the last two years between the Company and any of its officers, directors, principal stockholders or their affiliates are the issuance of common stock to certain of the Company's officers described in the Registration Statement on Form 10-SB incorporated by reference at "Recent Sales of Unregistered Securities", described at page 54, the issuance of warrants to certain of the Company's officers, described in "Executive Compensation" at page 45, the issuance of warrants to a certain director of the Company described in "Executive Compensation" at page 45 thereof, the issuance of warrants to Aesop Financial Corporation, described in "Description of the Company's Securities" at page 46 thereof and the lease of computer equipment from Aesop, described in "Description of Properties" at page 41 thereof. Aesop Financial Corporation is a wholly owned subsidiary of Appleby Partners, Ltd. which is a principal stockholder as set forth in "Principal Stockholders" at page 42.

         More recent transactions are reported in this report under "Common Stock Issued in 1999". In addition, the following transactions took place in 1999.

         In December 1999, the Company loaned an officer and director of the Company $50,000 to purchase shares of common stock of the Company (at $0.6875 per share). Pursuant to an unsecured promissory note, the loan is due upon demand, but no later than December 31, 2000 and accrues interest at a rate of eight percent (8%) per annum.

         On December 31, 1999, the Company sold 150,000 shares of common stock of Internet Guide, Inc. at $10.375 per share and 185,000 shares of common stock of the Company at $1.75 per share plus debt of $70,833 paid on behalf of the Company, in exchange for a promissory note totaling $1,950,833. The promissory note was subsequently paid in three installments in March, April and May, 2000 with cash in the amount of $330,000 and stocks of publicly traded companies with a fair value of $1,648,800, an amount equal to the balance due on the Note. The promissory note was secured by underlying securities and collateralized by additional securities held by a third-party Trust. The promissory note accrued interest at an annual rate of seven percent (7%) calling for payments due in January, February and March 2000.

         In 1995, the Company accrued salary to an officer of the Company in the amount of $68,833. In 1998, an additional accrual of $31,167 relating to salary was made for two officers of the Company. In January 1999, these obligations were paid through the issuance of 200,000 shares of common stock in connection with a Regulation D, Rule 504 offering.

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

         During the fiscal year ended December 31, 1999 the Company did not file any Current Reports on Form 8-K.
         c) Exhibits:

                         CONSENT OF INDEPENDENT AUDITORS




Board of Directors and Stockholder
HoQuotient, Inc.



We consent to the incorporation of our financial statements dated May 11, 1999, with respect to the consolidated financial statements and schedules of HoQuotient, Inc. for the years ended December 31, 1999 and December 31, 1998 in the Annual Report dated May 25, 2000 on Form 10-KSB for the registration of HoQuotient, Inc under the Securities Exchange Act of 1934.





KAUFMAN DAVIS, PC
Bethesda, Maryland May 25, 2000

                        HoQUOTIENT, INC. AND SUBSIDIARIES


                        Consolidated Financial Statements

                     Years ended December 31, 1999 and 1998


                                    Contents



                                                                                Page Number
                                                                                -----------
Report of Independent Auditors......................................................1


Financial Statements:

   Consolidated Balance Sheets......................................................2

   Consolidated Statements of Operations............................................3

   Consolidated Statements of Shareholders' Equity (Accumulated Deficit)............4

   Consolidated Statements of Cash Flows............................................5

   Notes to Consolidated Financial Statements..................................6 - 20

                         Report of Independent Auditors



To the Board of Directors
HoQuotient, Inc.
Reston, Virginia


We have audited the accompanying consolidated balance sheets of HoQuotient, Inc. and Subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity (accumulated deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HoQuotient, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.





Kaufman Davis, PC
Certified Public Accountants                                      Bethesda, MD

May 11, 2000

                        HoQUOTIENT, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1999 and 1998


                                         Assets

                                                                                     1999                     1998
                                                                                 ------------             ------------
Current assets:
   Cash                                                                          $     15,729             $      1,776
   Investment in equity securities                                                  2,915,322                     --
   Contracts receivable, less allowance for doubtful accounts
     of $18,790 and $10,000, in 1999 and 1998, respectively                           671,724                   70,332
   Due from officers                                                                     --                      9,985
   Costs and estimated earnings in excess of billings
      on uncompleted contracts                                                         36,145                     --
   Other current assets                                                                41,503                     --
                                                                                 ------------             ------------
     Total current assets                                                           3,680,423                   82,093
                                                                                 ------------             ------------
   Property and equipment, net                                                         77,031                   67,776
   Capitalized software, net                                                          371,959                   69,308
   Deposits                                                                            68,631                    6,860
                                                                                 ------------             ------------
     Total assets                                                                $  4,198,044             $    226,037
                                                                                 ============             ============
           Liabilities and Shareholders' Equity (Accumulated Deficit)
Current liabilities:
   Accounts payable                                                              $    464,547             $    923,306
   Accrued expenses                                                                 1,561,383                1,901,458
   Short-term debt                                                                    275,130                1,337,130
   Billings in excess of costs and estimated earnings on
     uncompleted contracts                                                            205,302                     --
   Deferred revenues                                                                  123,778                  238,225
                                                                                 ------------             ------------
        Total current liabilities                                                   2,630,140                4,400,119
                                                                                 ------------             ------------
Commitments and contingencies                                                            --                       --
Shareholders' accumulated deficit:
   Preferred stock, $.0001 par value, 10,000,000 shares
     authorized; 100 shares issued and outstanding                                       --                       --
   Common stock, $.0001 par value, 90,000,000 shares
     authorized (50,000,000 at December 31, 1998); 12,464,866
     and 5,110,705 shares issued and outstanding at
     December 31, 1999 and 1998, respectively                                           1,247                      511
   Additional paid-in capital                                                      12,191,130                7,489,905
   Accumulated deficit                                                            (10,624,473)             (11,664,498)
                                                                                 ------------             ------------
     Total shareholders' equity (accumulated deficit)                               1,567,904               (4,174,082)
                                                                                 ------------             ------------
     Total liabilities and shareholders' equity (accumulated deficit)            $  4,198,044             $    226,037
                                                                                 ============             ============


          See accompanying notes to consolidated financial statements.

                       HoQUOTIENT, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                     Years ended December 31, 1999 and 1998

                                                                             1999                      1998
                                                                         ------------             ------------
Revenues:
     Software sales                                                      $  1,040,312             $       --
     Maintenance and service income                                           497,223                  239,139
                                                                         ------------             ------------
          Total revenues                                                    1,537,535                  239,139
                                                                         ------------             ------------
Operating expenses:
     Cost of sales and services                                               543,130                  307,537
     Selling and marketing                                                    259,044                  244,182
     General and administrative                                               965,380                1,388,981
                                                                         ------------             ------------
          Total operating expenses                                          1,767,554                1,940,700
                                                                         ------------             ------------
Operating loss                                                               (230,019)              (1,701,561)
Other income (expense) :
     Interest expense                                                        (107,636)                (157,970)
     Bad debt expense                                                            --                       --
     Unrealized loss on securities                                            (33,751)                    --
     Realized gain on sale of securities                                       93,903                     --
     Interest income                                                            5,695                     --
     Gain on disposals of equipment                                             1,550                     --
     Other income (expense)                                                    34,961                  (58,207)
                                                                         ------------             ------------
        Total other expense                                                    (5,278)                (216,177)
                                                                         ------------             ------------
Loss before provision for income taxes and extraordinary item                (235,297)              (1,917,738)
Provision for income taxes                                                       --                       --
                                                                         ------------             ------------
Loss before extraordinary item                                               (235,297)              (1,917,738)
Extraordinary item                                                          1,275,322                     --
                                                                         ------------             ------------
     Net income (loss)                                                   $  1,040,025             $ (1,917,738)
                                                                         ============             ============
Earnings per common share:
     Basic:
     Loss before extraordinary item                                      $      (0.03)            $      (0.39)
                                                                         ============             ============
     Net income (loss)                                                   $       0.13             $      (0.39)
                                                                         ============             ============
     Diluted:
     Loss before extraordinary item                                      $      (0.03)            $      (0.39)
                                                                         ============             ============
     Net income (loss)                                                   $       0.09             $      (0.39)
                                                                         ============             ============
Weighted average common shares:
     Basic                                                                  7,841,237                4,936,915
                                                                         ============             ============
     Diluted                                                               11,531,284                4,936,915
                                                                         ============             ============

          See accompanying notes to consolidated financial statements.

                       HoQUOTIENT, INC. AND SUBSIDIARIES

      Consolidated Statements of Shareholders' Equity (Accumulated Deficit)

                     Years ended December 31, 1999 and 1998

                                                           Common Stock            Additional                           Total
                                                    --------------------------      paid in         Accumulated     shareholders'
                                                      Shares         Amount         capital           deficit      deficit) equity
                                                    ----------    ------------    ------------     ------------    ---------------
December 31, 1997                                    4,812,779    $        483    $  6,833,994     $ (9,746,760)    $ (2,912,283)
Issuance of common stock and warrants:
    Issuance of warrants:
     Regulation D offering @ $1.00                        --              --           145,000             --            145,000
     Regulation D offering @ $1.00                        --              --            50,000             --             50,000
     Regulation D offering @ $0.10                        --              --            25,000             --             25,000
     Issuance of warrants @ $.55 and $.42                 --              --           233,350             --            233,350
    Common stock issuance - Rule 144                   297,926              28         202,561             --            202,589
Net loss for 1998                                         --              --              --         (1,917,738)      (1,917,738)
                                                    ----------    ------------    ------------     ------------     ------------
December 31, 1998                                    5,110,705    $        511    $  7,489,905     $(11,664,498)    $ (4,174,082)
Issuance of common stock:
    Regulation D offering @ $0.60 per share            446,389              45         267,788             --            267,833
    Regulation D offering @ $0.50 per share          1,431,411             143         720,557             --            720,700
    Pro-rata additional shares                          59,278               6            --               --                  6
    Warrants exercised (Regulation D offering)
         @ $0.25 per share                             460,000              46         114,954             --            115,000
         @ $0.25 per share                             100,000              10          24,990             --             25,000
         @ $0.50 per share                              99,000              10          49,490             --             49,500
         @ $0.75 per share                              30,000               3          22,497             --             22,500
    Stock issuance - Rule 144
         @ $1.00 per share                             500,000              50         499,950             --            500,000
         @ $0.50 per share                             122,000              12          60,988             --             61,000
         @ $0.69 per share                             390,909              39         268,749             --            268,788
         @ $0.88 per share                              40,000               4          34,996             --             35,000
         @ $0.84 per share                              16,667               2          14,062             --             14,064
         @ $0.94 per share                              41,500               4          38,903             --             38,907
         @ $0.78 per share                              36,205               4          28,280             --             28,284
         @ $1.00 per share                              67,188               7          67,181             --             67,188
         @ $0.78 per share                              10,762               1           8,407             --              8,408
         @ $0.81 per share                              11,732               1           9,532             --              9,533
         @ $1.41 per share                               4,020            --             5,653             --              5,653
         @ $2.00 per share                               2,350            --             4,700             --              4,700
    Warrants exercised (Regulation D offering)
         @ $1.00 per share                           2,999,750             300       2,999,450             --          2,999,750
         @ $0.50 per share                             300,000              30         149,970             --            150,000
    Stock issuance - Rule 144
         @ $1.75 per share                             185,000              19         323,731             --            323,750
    Less: shares sold in exchange for note
       receivable (See note14)                            --              --        (1,013,603)            --         (1,013,603)
Net income for 1999                                       --              --              --          1,040,025        1,040,025
                                                    ----------    ------------    ------------     ------------     ------------
December 31, 1999                                   12,464,866    $      1,247    $ 12,191,130     $(10,624,473)    $  1,567,904
                                                    ==========    ============    ============     ============     ============

          See accompanying notes to consolidated financial statements.

                       HoQUOTIENT, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                     Years ended December 31, 1999 and 1998

                                                                      1999                     1998
                                                                   -----------             -----------
Cash flows from operating activities:
     Net income (loss)                                             $ 1,040,025             $(1,917,738)
Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
     Depreciation                                                       55,147                  39,761
     Amortization                                                       49,660                  19,113
     Gain on sale of equipment                                          (1,550)                   --
     Stock and warrants issued for current expenses                    272,494                 356,439
     Unrealized loss on securities                                      33,751                    --
     Realized gain on sale of securities                               (93,903)                   --
     Extraordinary gain                                             (1,275,322)                   --
Changes in operating assets and liabilities:
     (Increase)/decrease in:
     Contracts receivable                                             (601,392)                 70,738
     Due from affiliate                                                   --                    50,899
     Due from officers                                                   9,985                    (285)
     Costs and estimated earnings in excess of billings                (36,145)                   --
     Prepaid expenses and other current assets                          (6,503)                   --
     Deferred charges and other assets                                 (64,040)                   --
     Increase/(decrease) in:
     Accounts payable                                                 (234,501)                296,145
     Accrued expenses                                                  413,434                 550,660
     Billings in excess of costs and estimated earnings                205,302                    --
     Deferred revenues                                                (114,447)                164,737
                                                                   -----------             -----------
     Net cash used in operating activities                            (348,005)               (369,531)
                                                                   -----------             -----------
Cash flows from investing activities:
     Additions to property and equipment                               (64,402)                (17,333)
     Proceeds from sale of equipment                                     1,550                    --
     Capitalized software                                             (352,311)                (69,308)
                                                                   -----------             -----------
     Net cash used in investing activities                            (415,163)                (86,641)
                                                                   -----------             -----------
Cash flows from financing activities:
     Proceeds from sale of warrants                                       --                   220,000
     Proceeds from sale of common stock                              1,007,121                  79,500
     Proceeds from notes payable                                          --                   155,000
     Proceeds from related parties                                        --                   115,376
     Repayment of notes payable                                       (230,000)                (20,000)
     Repayment of related parties                                         --                   (90,100)
                                                                   -----------             -----------
     Net cash provided by financing activities                         777,121                 459,776
                                                                   -----------             -----------
Net increase in cash                                                    13,953                   3,604
Cash at beginning of year                                                1,776                  (1,828)
                                                                   -----------             -----------
Cash at end of year                                                $    15,729             $     1,776
                                                                   ===========             ===========


          See accompanying notes to consolidated financial statements.

                        HoQUOTIENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

1.  Organization

HoQuotient, Inc. (the "Company"), was incorporated in the Commonwealth of Virginia on May 12, 1999 as a wholly-owned subsidiary of Integrated Healthcare Systems, Inc. ("IHS"). On June 14, 1999, IHS executed a downstream merger with HoQuotient, Inc. in which all the issued and outstanding shares of common stock of IHS were exchanged for an equal number of shares of the $.0001 par value common stock of the Company. The Company develops, markets, installs and maintains integrated hardware and software systems to private and public healthcare facilities throughout the United States.

2.  Summary of Significant Accounting Policies

Basis of Presentation - The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries, IHS of Virginia, Inc. and Dataqual Group, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the associated amounts of revenues and expenses during the period reported. Actual results could differ from the estimates.

Revenue Recognition - The Company's revenue recognition policies are in compliance with the American Institute of Certified Public Accountants Statements of Position 97-2, 98-4 and 98-9, Software Revenue Recognition. The Company sells software systems under noncancellablle sales agreements. Revenue from a software system sale is recognized when a sales agreement is in force, the product has been delivered, the sales price is fixed and determinable, and collectibility is reasonably assured. If a software system sale includes multiple elements, the sale price is allocated to each element according to its actual selling price.

Revenues from software system sales requiring significant modification or customization are recognized using the percentage of completion method based on the costs incurred relative to total estimated costs.

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

                        HoQUOTIENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

2.  Summary of Significant Accounting Policies (continued)

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

Deferred Revenue - Deferred revenue represents either billings related to, or payments received from customers, for software system sales prior to customer delivery and acceptance, and maintenance service fees billed in advance.

Cash Equivalents - For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less at the time of purchase to be cash equivalents.

Fair Value of Financial Instruments - The Company considers the recorded value of its financial assets and liabilities, consisting principally of contracts receivable, investments in equity securities, accounts payable, accrued expenses, and debt to approximate the fair value of the respective assets and liabilities at December 31, 1999 and 1998.

Property and Equipment - Property and equipment are stated at cost. Depreciation of property and equipment is determined using the straight-line method over the estimated useful lives of the assets, as follows:

       Office and computer equipment........................2-5 years
       Furniture and fixtures...............................3-7 years

Capitalized Software Costs - The Company capitalizes software development costs incurred subsequent to the internal release of the product for acceptance testing. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding four years, based on the economic life of the product. Capitalized software costs amounted to $352,311 and $69,308 in 1999 and 1998, respectively. Related accumulated amortization and amortization charges were $49,660 in 1999 and none in 1998. The carrying amount of acquired technology and software development is periodically reviewed by the Company for impairment. Impairment is recognized when the future gross revenues from products, reduced by the estimated future costs of completing and disposing of that product, including the costs of maintenance and customer support required at the time of sale, is less than the carrying amount of that product.

                        HoQUOTIENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


2.  Summary of Significant Accounting Policies (continued)

Intangible Assets - Amortization of intangible assets is determined using the straight-line method over the estimated useful lives of the assets, as follows:

        Financing costs......................................   5 years
        Maintenance contracts................................ 30 months
        Customer lists....................................... 30 months
        Copyrights........................................... 30 months

Annually, the Company makes an assessment of the remaining fair market value of intangible assets. Declines in fair market value considered to be other than temporary are expensed immediately.

Income Taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to depreciable assets (use of different depreciation methods and lives for financial statement and income tax purposes), and officer's salary and legal contingencies accrued but not paid (deductible for financial statement purposes but not for income tax purposes). Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses and tax credits that are available to offset future taxable income.

Dividend Policy - The Company has not paid any dividends since its inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends, other than stock dividends, is restricted by covenants included in the Company's convertible subordinated promissory notes. When such convertible subordinated promissory notes are either paid or converted, the payment of dividends is within the discretion of the Board of Directors of the Company.

Earnings Per Share - Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per share include the dilutive effect of warrants and contingent shares.

3.  Investments in Equity Securities

The Company acquired 153,846 and 461,500 shares of common stock of Internet Guide, Inc. (a development stage company) in August and December 1999, respectively. These transactions are related party transactions as an officer and director of the Company is also an officer, director and significant shareholder of Internet Guide, Inc. Accordingly, equity securities for Internet Guide, Inc. are stated at their carrying value.

                        HoQUOTIENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

3.  Investments in Equity Securities (continued)

In December 1999, the Company acquired 1.5 million shares of common stock in Veridian Corporation in exchange for 300,000 shares of common stock of the Company. Equity securities in Veridian Corporation are stated at fair value, which is based upon market quotes.

The Company is actively selling these investments in equity securities to accredited investors in order to raise funds for ongoing operations.

The following is information on investments in equity securities as of December 31, 1999:

                                                               (A)   Carrying
                                 Shares of                             Value
                                  common            Price          ------------        Unrealized       Realized
         Company                stock held        per share    (B)  Fair Value            Loss            Gain
---------------------------    -------------     ------------      ------------        ----------       ---------
Internet Guide, Inc.                430,626      $  6.500      (A)  $  2,799,072              --        $  93,903
Veridian Corporation              1,550,000      $   .075      (B)  $    116,250      $  (33,751)              --
                                                                    ------------
                                                                    $  2,915,322
                                                                    ============

4.  Property and Equipment

Property and equipment consists of the following:

                                            1999                  1998
                                         ----------             ---------

Office and computer equipment             $ 190,218             $ 129,657
Furniture and fixtures                        7,291                 5,000
                                          ---------             ---------
                                            197,509               134,657
Less: accumulated depreciation             (120,478)              (66,881)
                                          ---------             ---------
                                          $  77,031             $  67,776
                                          =========             =========


Depreciation expense of property and equipment was $55,147 and $39,761 for the years ended December 31, 1999 and 1998, respectively.

                        HoQUOTIENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


5.  Intangible Assets


Intangible assets consist of the following:

                                             1999                 1998
                                          ---------             ---------
Organization costs                        $   1,450             $   1,450
Finance costs                                60,000                60,000
Maintenance contracts                       254,052               254,052
Customer lists                              195,425               195,425
Copyright                                   390,850               390,850
Service mark                                 56,673                56,673
                                          ---------             ---------
                                            958,450               958,450
Less: accumulated amortization             (958,450)             (958,450)
                                          ---------             ---------
                                          $      --             $      --
                                          =========             =========

Amortization charges for intangible assets were $0 and $19,113 for the years ended December 31, 1999 and 1998, respectively.

6.  Short-term Debt

Short-term debt consists of the following:

                                                                                                 1999                1998
                                                                                              ---------            --------
Unsecured note payable to a bank with interest at prime plus 1%                                $ 70,000            $ 70,000

Demand note payable to a former employee with interest at 9% per annum.  This note,
which was paid in 1999, was previously in default                                                  --                17,950

Demand note payable to a former law firm of the Company with interest at 10% due
September 1997. This note, which was paid in 1999, was previously in default
                                                                                                   --                80,000

Legal settlement to a former law firm of the Company with interest at 9% due
throughout 1999 and 1998.  This note is in default                                              105,000             105,000

Demand note payable to a former shareholder of IST with interest at 8% per annum
This note was paid in 1999                                                                         --               150,000

Non-interest bearing demand note payable to an affiliate.  This note was paid in
1999                                                                                               --                11,288

Unsecured non-interest bearing demand note payable to an individual                              35,320              35,320

                        HoQUOTIENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

6.  Short-term Debt (continued)

                                                                                               1999                 1998
                                                                                             ---------           ----------
Demand note payable to a secured lender with interest at 12%.  This note was paid in               --               115,376
1999

Non-interest bearing demand note payable.  This note was paid in 1999                              --                15,000

Note payable with interest at prime plus one due March 13, 1999.  Paid in full in
1999 with interest of $937 and a financing fee of $9,063                                           --                50,000

Unsecured promissory notes payable with interest at 15%                                          64,810             687,196
                                                                                             ----------          ----------
                                                                                             $  275,130          $1,337,130
                                                                                             ==========          ==========

7.  Uncompleted Contracts

                                                                               Year ended December 31,
                                                                                       1999
                                                                               -----------------------
Costs incurred on uncompleted contracts                                             $   463,104

Gross profit recognized to date on uncompleted contracts                                440,532
                                                                                    -----------

Less:  Billings to date                                                               1,072,793
                                                                                    -----------
                                                                                    $  (169,157)
                                                                                    ===========

Included in accompanying consolidated balance sheets under the following captions:

Costs and estimated earnings in excess of billings on
   uncompleted contracts                                                            $    36,145

Billings in excess of cost and estimated earnings on
   uncompleted contracts                                                               (205,302)
                                                                                    -----------
                                                                                    $  (169,157)
                                                                                    ===========

There were no long-term contract activities for the year ended December 31, 1998.

                        HoQUOTIENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

8.  Commitments and Contingencies

Lease Commitments - Beginning May 21, 1999, the Company entered into a two year lease agreement for office space. Future minimum lease payments as of December 31, 1999 under all operating leases with terms greater than one year are as follows:

                          Year ending
                  -----------------------------

                       December 31, 2000          $ 106,776
                       December 31, 2001             44,490
                                                   --------
                                                  $ 151,266
                                                   ========

Rent expense was $81,146 and $42,728 for the year ended December 31, 1999 and 1998, respectively.

Employment Agreements - In January 1998, the Company entered into employment agreements with both the Chief Executive Officer and President of the Company. Both agreements provide each officer with annual compensation of $145,000 and allow for the issuance of warrants to purchase common stock of the Company ranging from a minimum of 100,000 to a maximum of 250,000 shares per year at an exercise price not less than the most recently issued warrant by the Company.

In December 1999, the Company's Chief Executive Officer resigned, but continues in the capacity as Chief Financial Officer through May 2000 at $10,000 per month.

Litigation - On January 10, 1997 the Internal Revenue Service ("IRS") filed in the Circuit Court for the County of Fairfax, Virginia a Notice of Federal Tax Lien in the amount of $386,234 against the Company for employment withholding tax liabilities of Integrated Systems Technology, Inc. ("IST"), formerly a wholly owned subsidiary of the Company. It is the opinion of the Company's legal counsel that there is no "alter ego" liability on the part of the Company and that the lien filed against the Company is wrongful and should be released. The Company continues their efforts to get the lien released. Since the filing of the Notice the IRS has not made any effort to enforce it against the Company. In the event the lien is not released, the Company may have to bring a suit against the IRS in the federal courts for wrongful levy.

The Company is currently a defendant in other lawsuits. The total potential liability to the Company including the matters as discussed above, is estimated to be $766,000 and $1,672,000 which has been recorded in the accompanying 1999 and 1998 financial statements, respectively.

                        HoQUOTIENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

9.  Shareholders' Equity

From January through March 1998, the Company issued 145,000 warrants at an exercise price of $0.75 per share in exchange for $1.00 per warrant to subscribers of a Regulation D offering. These warrants are exercisable for a period of five years.

In January 1998, the Company issued 325,000 warrants at an exercise price of $0.75 per share to an investment bank in exchange for financial services valued at $178,750. These warrants are exercisable for a period of five years.

In January 1998, the Company issued 130,000 warrants at an exercise price of $0.75 per share for a period of five years to an investment bank as compensation for financial services valued at $54,600.

In June 1998, the Company issued 250,000 warrants at an exercise price of $1.50 per share, 150,000 warrants at an exercise price of $2.00 per share and 100,000 warrants at an exercise price of $3.00 per share to officers of the Company for a period of five years. These warrants were issued to the officers in lieu of the Company implementing an executive management stock option program.

In August 1998, the Company issued 50,000 warrants at an exercise price of $0.75 per share in exchange for $1.00 per warrant to subscribers of a Regulation D offering. These warrants are exercisable from August 1998 to September 2001.

In August 1998, the Company issued 297,926 shares of its common stock in exchange for $79,500 in cash and $123,089 in current year expenses at a price of $0.68 per share. The common shares are subject to the restrictions of Rule 144 of the Securities Act of 1933.

In November 1998, the Company issued 250,000 warrants at an exercise price of $0.80 per share for a five year period in consideration of $25,000.

In December 1998, the Company issued 10,000 warrants at an exercise price of $1.00 per share for a five year period as partial consideration for a short-term loan.

From January through October 1999, the Company issued 1,877,800 shares of common stock pursuant to a Regulation D offering at an effective price of $0.50 per share in exchange for $564,833 in cash, $100,000 in debt conversion and $323,706 in other expenses. A price adjustment reduced the issuance price of 446,389 shares from $0.60 to $0.50 per share and resulted in a pro-rata issuance of an additional 59,278 shares.

In April 1999, the Company issued 399,000 warrants at an exercise price of $0.50 per share for a five year period for financial services rendered.

                        HoQUOTIENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

9.  Shareholders' Equity (continued)

In May and June 1999, the Company issued 460,000 shares of common stock (to holders of warrants issued under a Regulation D offering) upon exercise of warrants at an exercise price of $0.25 per share. These warrants were originally purchased at $1.00 per warrant, for an aggregate price of $1.25 per share. In conjunction with the warrant exercise transactions, the Company issued 100,000 shares of common stock to the placement agent at $0.25 per share, net of commissions of $25,000 in cash.

On June 4, 1999, the Company adopted a plan of merger under which each share of outstanding common stock of Integrated Healthcare Systems, Inc. became convertible into one fully paid and nonassessable share of HoQuotient, Inc. common stock. Under the plan, the authorized capital stock of HoQuotient, Inc. is 100,000,000 shares consisting of 90,000,000 shares of common stock, $0.0001 par value and 10,000,000 shares of preferred stock, of which 100 shares of HoQuotient, Inc. were issued to Integrated Healthcare Systems, Inc. each such share being entitled to one vote.

In June 1999, the Company issued 7,526,284 Class A redeemable warrants at an exercise price of $5.00 per share for a period of four years. These warrants were issued to all shareholders of record as of June 14, 1999 as part of the merger of that date. (See Note 1).

In June 1999, the Company issued 99,000 shares of common stock to the holder of a warrant at an exercise price of $0.50 per share in exchange for debt repayment of $49,500. Additionally, 30,000 shares of common stock were issued to the holder of a warrant at an exercise price of $0.75 per share in exchange for $22,500 in cash.

In August 1999, the Company issued 500,000 shares of common stock at $1.00 per share, which are subject to restrictions under Rule 144 of the Securities Act of 1933 in exchange for 153,245 shares of common stock of Internet Guide, Inc., valued at $500,000. Additionally, the Company issued 250,000 warrants at an exercise price of $1.00 per share for a period of three years and 250,000 warrants at an exercise price of $2.00 per share for a period of three years.

From August through December 1999, the Company issued 552,909 shares of common stock which are subject to restrictions under Rule 144 of the Securities Act of 1933 in exchange for an aggregate of $279,788 in cash, $50,000 in notes and $35,000 in prepaid expenses as follows: 122,000 shares at $0.50 per share; 390,909 shares at $0.69 per share and 40,000 shares at $0.88 per share.

From September through October 1999, the Company issued a total of 161,560 shares of common stock, which are subject to restrictions under Rule 144 of the Securities Act of 1933, in exchange for an aggregate of $249,259 less $100,816 in debt forgiveness as follows: 16,667 shares at $0.84 per share; 41,500 shares at $0.94 per share; 36,205 shares at $0.78 per share and 67,188 shares at $1.00 per share.

                        HoQUOTIENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

9.  Shareholders' Equity (continued)

In September 1999, the Company issued 1,050,000 warrants at an exercise price of $0.75 per share to officers and an outside director of the Company for a period of five years. These warrants were issued to the officers in lieu of the Company implementing an executive management stock option plan and to the outside director for serving on the Board of Directors.

In October 1999, the Company issued 200,000 warrants at an exercise price of $1.00 per share for a three year period to key outside non-employees in exchange for services rendered.

From November through December 1999, the Company issued 28,864 shares of common stock subject to restrictions pursuant to the stock purchase program. Under this plan, employees can purchase common stock of the Company at the closing price at the end of each pay period from November 15 through December 31, 1999, with the Company matching the shares on a one for one basis. The following shares were issued: 10,762 shares at $0.78 per share; 11,732 shares at $0.81 per share; 4,020 shares at $1.41 per share and 2,350 at $2.00 per share.

In November 1999, the Company issued 3,000,000 warrants to Internet Guide, Inc., an affiliate of the Chairman of the Board at an exercise price of $1.00 per share for a period of one year.

In November 1999, the Company issued 356,147 warrants at an exercise price of $1.00 per share for a period of three years to an affiliate of the Chairman of the Board as consideration for services rendered.

In December 1999, the Company issued 2,999,750 shares of common stock (to Internet Guide, Inc.) upon the exercise of warrants at an exercise price of $1.00 per share. In exchange, the Company received 461,500 shares of Internet Guide, Inc. common stock.

In December 1999, 300,000 shares of common stock were issued to the holder of a warrant at an exercise price of $0.50 per share in exchange for $150,000 in marketable securities.

In December 1999, the Company issued 185,000 shares of common stock which are subject to restrictions under Rule 144 of the Securities Act of 1933 at $1.75 per share.

In December 1999, the Company issued 28,118 warrants to note-holders at an exercise price of $1.06 per share for a period of three years in exchange for debt forgiveness of $26,725 plus accrued interest.

In December 1999, the Company issued 300,000 warrants at an exercise price of $1.00 per share for a period of three years to key employees. The warrants were issued in lieu of the Company implementing a formal stock option program.

                        HoQUOTIENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

9.  Shareholders' Equity (continued)

In December 1999, the Company issued 750,000 warrants to the Chairman of the Board at an exercise price of $1.00 per share. The warrants are exercisable by the officer as follows: 250,000 are exercisable from December 1999 through December 2002, 250,000 are exercisable from December 2000 through December 2003, provided the officer is employed by the Company at December 31, 2000 and 250,000 warrants are exercisable after December 2001, provided the officer is employed by the Company at December 31, 2001.

A summary of warrant activity follows:

                                                                                           Exercise         Number of
                                                              Exercise                      Price            Shares
                                                               Period                       Range           Reserved
------------------------------------------------ -----------------------------------    -------------    --------------
                                                      From               To
                                                      ----               --
December 31, 1997 - Warrants outstanding                                                                    2,599,971
   Issued during 1998                              January 1998    December 2004        $ .75 - 3.00        1,410,000
                                                                                                           ----------
December 31, 1998 - Warrants outstanding
   Issued during 1999                              April 1999      September 2004       $ .50 - 5.00       14,109,549
   Exercised during 1999                                                                $ .25 - 1.00       (3,988,750)
                                                                                                           ----------
December 31, 1999 - Warrants outstanding                                                                   14,130,770
                                                                                                           ==========

10.  Stock-Based Compensation Plan

The Company instituted a non-qualified employee stock purchase program under which all employees could purchase restricted common stock from the Company at a purchase price equivalent to the closing price on the date of purchase. Under this program, which was in effect from November 15, 1999 through December 31, 1999, the Company matched all stock purchases on a one for one basis. During this period 28,864 shares were purchased at prices ranging from $0.78 per share to $2.00 per share and 28,864 shares were issued under the matching terms. Compensation expense totaling $28,293 was recorded in 1999 in connection with this non-qualified employee stock purchase program.

Pursuant to SFAS No. 123 "Accounting for Stock-based Compensation", the Company has elected to account for its stock purchase warrants and other equity instruments under APB Opinion 25 "Accounting for Stock Issued to Employees" and adopt the disclosure only provisions of SFAS No. 123. Under APB 25, no compensation costs are recognized because the exercise price is equal to the fair market price of the common stock on the date of grant. Under SFAS No 123, stock purchase warrants are valued a grant date using the Black-Scholes valuation model. Had compensation costs been determined as prescribed by SFAS No. 123, the Company's net earnings and earnings per share would not have changed, since the stock purchase warrants were considered to have little or no value.

                        HoQUOTIENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

11.  Extraordinary Item

During 1999, the Company settled debt to creditors totaling approximately $2,337,646. These debts were settled by issuing common stock of Company with a fair value of $653,081, paying cash of $215,000 and selling equity securities of Internet Guide, Inc. held by Company for $194,243. The settlement of this debt resulted in an extraordinary gain of $1,275,322.

12.  Income Taxes

The effective income tax rate varied from the federal statutory tax rate as follows:

                                                          1999        1998
                                                         -------     -------
     Statutory rate                                       34.0 %     (34.0)%
     State rate                                            5.0 %      (5.0)%
     Accruals not currently deductible                     5.7 %      (6.8)%
     Legal settlement expenses                           (13.6)%        -- %
     Capitalized software costs                          (11.3)%       1.4 %
     Officer's compensation                               (7.2)%        -- %
     Long-term capital loss carryover                     (3.5)%        -- %
     Other                                                (1.7)%       4.2 %
     Valuation allowance                                  (7.4)%      40.2 %
                                                         ------      ------
                                                           0.0 %       0.0 %
                                                         ------      ------

The deferred tax asset and the deferred tax liability is comprised of the following:

                                                                                  1999                1998
                                                                              ------------        -------------
     Deferred tax asset:
         Expenses not currently deductible for tax purposes                   $    406,492        $     731,092
         Capital loss carryfoward                                                  572,801              609,423
         Net operating loss carryfoward                                          3,055,717            3,131,482
                                                                              ------------        -------------
                                                                                 4,035,010            4,471,997

     Valuation allowance                                                        (4,035,010)          (4,471,997)
                                                                              ------------        -------------
     Gross deferred tax assets                                                          --                   --
     Gross deferred tax liability                                                       --                   --
                                                                              ------------        -------------
     Net deferred tax asset (liability)                                                 --                   --
                                                                              ============        =============

                        HoQUOTIENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

12.  Income Taxes (continued)

At December 31, 1999 and 1998, the Company has approximately $7,800,000 and $8,000,000, respectively, in net operating loss carryfowards which expire at varying dates between the years 2009 and 2018. The Company also has a capital loss carryfoward of $1,468,720, which expires in 2001. The annual utilization of these carryfowards are significantly limited under Section 382 of the Internal Revenue Code as a result of ownership changes experienced by the Company. A valuation allowance equal to the total deferred tax asset has been established in each period due to the uncertainty regarding the realization of the net deferred tax assets.

Approximately, $1,275,322 in net operating loss carryforwards were utilized to offset federal and state income taxes estimated at $498,000 relating to the extraordinary item.

13.  Earnings Per Share

The following data shows the amounts used in computing basic and diluted earnings per share for the years ended December 31, 1999 and 1998.

                                                                            1999                       1998
                                                                      -----------------           --------------
Net income (loss) to common shareholders                              $       1,040,025           $   (1,684,388)
                                                                      =================            =============

Weighted average number of outstanding common shares-basic                    7,841,237                4,936,915
Diluted effect of warrants to purchase common Shares                          3,690,047                     --
                                                                      -----------------            -------------
Diluted common shares outstanding                                            11,531,284                4,936,915
                                                                      =================            =============

 Basic:
   Loss before extraordinary item                                     $           (0.03)           $       (0.39)
                                                                      =================            =============
   Net income (loss)                                                  $            0.13            $       (0.39)
                                                                      =================            =============
 Diluted:
   Loss before extraordinary item                                     $           (0.03)           $       (0.39)
                                                                      =================            =============
   Net income (loss)                                                  $            0.09            $       (0.39)
                                                                      =================            =============

For 1998, warrants to purchase shares of common stock are not included in computing diluted earnings per share because their effects are antidilutive.

14.  Related Party Transactions

In December 1999, the Company loaned an officer and director of the Company $50,000 to purchase shares of common stock of the Company (at $0.6875 per share). Pursuant to an unsecured promissory note, the loan is due upon demand, but no later than December 31, 2000 and accrues interest at a rate of eight percent (8%) per annum. This promissory note receivable has been reflected as a reduction of additional paid in capital.

                        HoQUOTIENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

14.  Related Party Transactions

On December 31, 1999, the Company sold 150,000 shares of common stock of Internet Guide, Inc. at $10.375 per share and 185,000 shares of common stock of the Company at $1.75 per share plus had debt of $70,833 paid on behalf of the Company, in exchange for a promissory note totaling $1,950,833. The promissory note is secured by underlying securities and collateralized by additional securities held by a third-party Trust. The promissory note accrues interest at an annual rate of seven percent (7%) calling for payments due in January, February and March 2000. The payment terms were renegotiated calling for two equal payments on April 30th and May 31st, 2000. The promissory note was subsequently paid in full on March 30, 2000 via cash of $330,000 and stocks in publicly traded companies with a fair value of $1,648,800. The Company has accounted for these transactions as if the Company exchanged common shares of common stock of the Company for a promissory note receivable. As these transactions are considered related party transactions, accordingly, any gain resulting from this sale has been deferred and will be recognized in earnings in the period paid, and the promissory note receivable has been offset against paid-in-capital.

In 1995, the Company accrued salary to an officer of the Company in the amount of $68,833. In 1998, an additional accrual of $31,167 relating to salary was made for two officers of the Company. In January 1999, these obligations were paid through the issuance of 200,000 shares of common stock in connection with a Regulation D offering. (See Note 9. Shareholders' Equity).

15.  Supplemental Information to Consolidated Statements of Cash Flows

Supplemental disclosure of cash flows and noncash investing and financing activities are as follows:

Year ended December 31, 1998:

     o Exchange of debt, expenses, and cash advances totaling $202,588 into 297,924 shares of common stock of the Company.

     o    455,000 warrants issued for financial services of $233,350.

     o 500,000 warrants issued to officers in lieu of the Company implementing an executive stock option program.

     o    10,000 warrants to a third party in connection with a short-term loan.

                        HoQUOTIENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

15.  Supplemental Information to Consolidated Statements of Cash Flows
     (continued)

Year ended December 31, 1999:

     o The Company issued 3,799,750 shares of common stock in exchange for investments in equity securities of $3,009,897 (See Note 13).

     o The Company issued 1,434,562 shares of common stock in satisfaction of certain debts totaling $462,449 and in payment of current expenses totaling $272,494.

     o The Company issued 27,352 warrants to settle debts totaling $26,725 with various creditors.

     o A promissory note receivable of $1,950,883 was entered into for 185,000 shares of common stock of the Company at $1.75 per share, 150,000 shares of Internet Guide, Inc. common stock at $10.375 per share and a receivable of $70,883.

The Company paid interest of $10,000 (none in 1998) and no income taxes in 1999 or 1998.

16.  Significant Customers

During 1999, the Company derived a significant portion of its sales from one customer. Sales from this customer totaled $1,171,135, representing 76% of total sales for 1999. As of December 31, 1999, accounts receivable from this customer totaled $549,479.

17.  Subsequent Events

On April 5, 2000, the Company announced an agreement in principle with MDHome.com, a provider of information to the healthcare community to exchange 500,000 shares of the Company's restricted common stock for 2,500,000 convertible preferred shares and 350,000 common stock purchased warrants of MDHome.com.

On April 20, 2000, the Company announced an agreement in principle to purchase all of the outstanding stock of Information Resource Products, Inc. and IRP Systems, Inc. for $3,900,000 plus $1,000,000, which shall be used to purchase HoQuotient, Inc. stock on the open market, plus 25,000 restricted shares of HoQuotient, Inc. stock which will be allocated to the seller's employees, as will 250,000 two-year $10.00 warrants.

Exhibit
Number            Description
------            -----------

3.1 Copy of the Certificate of Incorporation of the predecessor corporation under the name of Travel Technologies International, Inc. (1)
3.2 Copy of Restated Certificate of Incorporation of the predecessor corporation, which among other things changes its name to Traverse Technologies, Inc. (1)
3.3 Copy of Amendment to the Restated Certificate of Incorporation, changing the name of the predecessor corporation to Integrated Healthcare Systems, Inc. (1)
3.4 Copy of the Certificate of Renewal of Integrated Healthcare Systems, Inc. as filed with the State of Delaware (2)
3.5               Copy of the By-Laws of the predecessor corporation (1)
3.6 Copy of the Certificate of Incorporation of IHS of Virginia, Inc. a wholly owned subsidiary. (2)
3.7 Copy of the Certificate of Renewal of the IHS of Virginia, Inc as filed with the State of Delaware (2)
3.8               Copy of the By-Laws of IHS of Virginia, Inc. (2)
3.9 Copy of the Articles of Incorporation our Company as filed with the State of Virginia on May 20, 1999 (2)
3.10              Plan of Merger between IHS and the Company effective
                  June 14, 1999. (2)
3.11 Articles of Merger effective June 14, 1999 as filed with the State of Virginia (2)
3.12              Agreement of Merger as filed with State of Delaware (2)
3.13              Copy of the By-Laws of the Company (2)
23.2 Certified copy of the Certificate of Incorporation of The DataQual Group, Inc. a wholly owned subsidiary 920
3.15              Copy of the By-Laws of the DataQual Group, Inc. (2)
4.1               Form of Certificate evidencing shares of Common Stock of
                  the Company. (2)
4.2 Warrant Certificate for 325,000 warrants issued to the Steven W. Bingaman 1996 Trust. (2)
4.3 Warrant Certificate for 40,000 warrants issued to Asset Growth Partners, Inc. (2)
4.4               Warrant Certificate for 50,000 warrants issued to Mark
                  Wachs (2)
4.5 Warrant Certificate for 1,190,000 warrants issued to Aesop Financial Corporation together with Assignment thereof to Appleby Partners, Ltd. (2)
4.6               Form of 1995 Redeemable Bridge Warrants (2)
4.7 Form of Warrant Certificates issued to Investors, Placement Agents and Investment Banker in 1997 and 1998 (2)
4.8 Form of Warrant Certificates issued to management executives, and consultants (2)
4.9               Form of Class A Redeemable Common Stock Purchase
                  Certificate (2)

4.10 Warrant Agreement between the Company and the Warrant Agent covering the Class A Common Stock Warrants (2)
10.1              Form of Software License and Support Agreement (2)
10.2              Form of Licensed Software Agreement (2)
10.3              Form of Software Maintenance Agreement (2)
10.4              Form of DataQual(R) for Windows and I-Link(sm) Upgrade
                  Addendum (2)
10.5              (a) Form of Executive Employment Agreement (2)
                  (b) Forms of Employment for key Employees (2)
10.6              Sublease Agreement dated as of May 21, 1999 (2)
21.1              Subsidiaries of Registrant (2)
23.2 Consent of Kaufman Davis PC for Annual Statement, December 31, 1997 and 1998(2)
23.2              Consent of Kaufman Davis, PC for Annual Statement, December
                  31, 1999
27.1              Financial Data Schedule to Form 10-SB (2)
27.2              Financial Data Schedule for Annual Report Form 10-KSB for 1999

     (1) Incorporated by reference to the Company's Regulation Form 1-A Offering Statement of Integrated Healthcare Systems, Inc. (the predecessor corporation) filed on Form 1-A under the Securities Act of 1933 as emended (file No. 24-3450).

     (2) Incorporated by reference to the Company's Registration Statement on Form 10-SB (File No. 001-15179).

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Reston, Virginia on May 25, 2000.

                                                 HoQUOTIENT, INC.



                                                 By: /s/  Douglas A. Cohn
                                                    ---------------------------
                                                     Chairman of the Board and
                                                     Chief Executive Officer

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Reston, Virginia on May 25, 2000.

               Signature                                   Title
               ---------                                   -----

By:          /s/  Douglas A. Cohn          Chairman of the Board and Chief Executive Officer
   -----------------------------------
               Douglas A. Cohn

By:          /s/  Alan W. Grofe            President, Chief Operating Officer, Treasurer
   -----------------------------------     and Director
               Alan W. Grofe

By:          /s/  Michael J. Black         Chief Financial Officer and Director
   -----------------------------------
               Michael J. Black
