Form 10QSB
period 2000-03-31
H QUOTIENT INC
filed 2000-05-30
CIK 1001781

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                          QUARTERLY REPORT PURSUANT TO
           SECTION 13 OR I5(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                              Commission File No.:

                                    001-15179

                                HoQUOTIENT, INC.
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

YES x                            NO __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 13,170,680 shares of its $.0001 par value common stock as of March 31, 2000.

HoQUOTIENT INC.

FORM 10-QSB
FOR THE THREE MONTHS ENDED MARCH 31, 2000
INDEX



PART I:   FINANCIAL INFORMATION (unaudited)

Item 1 :                                                                   PAGE

Condensed Consolidated Balance Sheet as of March 31, 2000
and December 31, 1999                                                        2

Condensed Consolidated Statements of Operations for the
three month period ended March 31, 2000 and the year ended
December 31, 1999                                                            3

Condensed Consolidated Statements of Stockholders' Equity
for the three months ended March 31, 2000                                    4

Condensed Consolidated Statements of Cash Flows for the three
months ended March 31, 2000 and the year ended December 31, 1999             5

Notes to Unaudited Condensed Consolidated Financial                          6
Statements for the three months ended March 31, 2000

Item 2:
Management's Discussion and Analysis of Financial Condition                 13
and Results of Operations

PART II:  OTHER INFORMATION

Item 1:   Legal Proceedings                                                 17

Item 2:   Changes in Securities and Use of Proceeds                         17

Item 5:   Other Information                                                 17

Item 6:   Exhibits and Reports on Form 8-K                                  18

                        H QUOTIENT, INC. AND SUBSIDIARIES
                     Condenseed Consolidated Balance Sheets

                                    Assets
                                                                              31-Mar-00           31-Dec-99
                                                                             -----------          ---------
                                                                             (unaudited)          (audited)
Current assets:
   Cash                                                                      $      18,184      $       15,729
   Investment in equity securities                                               2,799,072           2,915,322
   Contracts receivable, less allowance for doubtful accounts
     of $18,790 and $10,000, in 1999 and 1998, respectively                        191,468             671,724
   Due from officers                                                                19,667                   -
   Costs and estimated earnings in excess of billings                                                        -
      on uncompleted contracts                                                     146,717              36,145
   Notes Receivable                                                                941,183                   -
   Other current assets                                                             37,270              41,503
                                                                             -------------       -------------
     Total current assets                                                        4,153,562           3,680,423
                                                                             -------------       -------------
   Property and equipment, net                                                     132,653              77,031
   Capitalized software, net                                                       345,607             371,959
   Deposits                                                                         88,131              68,631
                                                                             -------------       -------------
     Total assets                                                            $   4,719,953       $   4,198,044
                                                                             =============       =============

            Liabilities and Shareholders' Equity (Accumulated Deficit)

Current liabilities:
   Accounts payable                                                          $     212,756       $     464,547
   Accrued expenses                                                              1,497,910           1,561,383
   Short-term debt                                                                 169,810             275,130
   Billings in excess of costs and estimated earnings on
     uncompleted contracts                                                               -             205,302
   Deferred revenues                                                               165,718             123,778
                                                                             -------------       -------------
        Total current liabilities                                                2,046,194           2,630,140
                                                                             -------------       -------------
Commitments and contingencies                                                            -                   -
Shareholders' accumulated deficit:
   Preferred stock, $.0001 par value, 10,000,000 shares
     authorized; 100 shares issued and outstanding                                       -                   -
   Common stock, $.0001 par value, 90,000,000 shares
     authorized; 13,170,680 and 12,464,866 shares issued and
     outstanding at March 31, 2000 ((unaudited), and
     December 31, 1999, respectively                                                 1,318               1,247
   Additional paid-in capital                                                   12,943,723          12,191,130
   Accumulated deficit                                                         (10,271,282)        (10,624,473)
                                                                             -------------       -------------
     Total shareholders' equity (accumulated deficit)                            2,673,759           1,567,904
                                                                             -------------       -------------
     Total liabilities and shareholders' equity (accumulated deficit)        $   4,719,953       $   4,198,044
                                                                             =============       =============


          See accompanying notes to consolidated financial statements.

                        H QUOTIENT, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                   Three months ended March 31, 2000 and 1999

                                                              31-Mar-00              31-Mar-99
                                                             -----------            -----------
                                                             (unaudited)            (unaudited)
Revenues:
     Dataqual Group:
     Software sales                                          $    311,987            $    29,900
     Maintenance and service income                               131,366                197,562
                                                             ------------            -----------
                                                                  443,353                227,462
     Quotient Capital:
     Gain of securities sales                                     268,976                      -
                                                             ------------            -----------
          Total revenues                                          712,329                227,462
                                                             ------------            -----------
Operating expenses:
     Cost of sales and services                                   262,042                 38,960
     Selling and marketing                                         93,964                 45,942
     General and administrative                                   238,342                192,582
                                                             ------------            -----------
          Total operating expenses                                594,347                277,484
                                                             ------------            -----------
Operating income (loss)                                           117,981                (50,022)
Other income (expense):
     Interest expense                                              (4,780)               (29,833)
     Interest income                                               27,917                      -
     Other income (expense)                                             -                   (960)
                                                             ------------            -----------
        Total other expense                                        23,137                (30,793)
                                                             ------------            -----------
Income (loss) before provision for income taxes and
     extraordinary item                                           141,119                (80,815)
Provision for income taxes                                              -                      -
                                                             ------------            -----------
Income (loss) before extraordinary item                           141,119                (80,815)
Extraordinary item                                                212,073                      -
                                                             ------------            -----------
     Net income (loss)                                       $    353,191            $   (80,815)
                                                             ============            ===========
Earnings per common share:
     Basic                                                   $       0.03            $      (.01)
                                                             ------------            -----------
     Diluted                                                 $       0.02            $      (.01)
                                                             ============            ===========
Weighted average common shares
     Basic                                                     12,700,137              6,028,047
                                                             ------------            -----------
     Diluted                                                   15,613,175              6,028,047
                                                             ============            ===========

          See accompanying notes to consolidated financial statements.

                        H QUOTIENT, INC. AND SUBSIDIARIES
      Consolidated Statements of Shareholders' Equity (Accumulated Deficit)
                             ended December 31, 1999
               Three months ended March 31, 2000 (unaudited) and
                        the year ended December 31, 1999


                                                           Common Stock        Additional      Accumulated         Total
                                                     ----------------------     paid in          income        shareholders'
                                                      Shares        Amount      capital         (deficit)     equity (deficit)
                                                     --------      --------   ------------    --------------  ---------------
December 31, 1998                                    5,110,705     $   511    $  7,489,905    $ (11,664,498)   $ (4,174,082)
Issuance of common stock:
    Regulation D offering @ $0.60 per share            446,389          45         267,788                -         267,833
    Regulation D offering @ $0.50 per share          1,431,411         143         720,557                -         720,700
    Pro-rata additional shares                          59,278           6               -                -               6
    Warrants exercised (Regulation D offering)
         @ $0.25 per share                             460,000          46         114,954                -         115,000
         @ $0.25 per share                             100,000          10          24,990                -          25,000
         @ $0.50 per share                              99,000          10          49,490                -          49,500
         @ $0.75 per share                              30,000           3          22,497                -          22,500
    Stock issuance - Rule 144
         @ $1.00 per share                             500,000          50         499,950                -         500,000
         @ $0.50 per share                             122,000          12          60,988                -          61,000
         @ $0.69 per share                             390,909          39         268,749                -         268,788
         @ $0.88 per share                              40,000           4          34,996                -          35,000
         @ $0.84 per share                              16,667           2          14,062                -          14,064
         @ $0.94 per share                              41,500           4          38,903                -          38,907
         @ $0.78 per share                              36,205           4          28,280                -          28,284
         @ $1.00 per share                              67,188           7          67,181                -          67,188
         @ $0.78 per share                              10,762           1           8,407                -           8,408
         @ $0.81 per share                              11,732           1           9,532                -           9,533
         @ $1.41 per share                               4,020           -           5,653                -           5,653
         @ $2.00 per share                               2,350           -           4,700                -           4,700
    Warrants exercised (Regulation D offering)
         @ $1.00 per share                           2,999,750         300       2,999,450                -       2,999,750
         @ $0.50 per share                             300,000          30         149,970                -         150,000
    Stock issuance - Rule 144
         @ $1.75 per share                             185,000          19         323,731                -         323,750
    Less: shares sold in exchange for note
       receivable (See note14)                               -           -      (1,013,603)               -      (1,013,603)
Net income for 1999                                          -           -               -        1,040,025       1,040,025
December 31, 1999                                   12,464,866     $ 1,247    $ 12,191,130    $ (10,624,473)   $  1,567,904
    Issuance of common stock:
           Warrants exercised @ $.75 per share         375,000          38         281,213                          281,250
           Warrants exercised @ $.80 per share         250,000          25         199,975                -         200,000
           Warrants exercised @ $1.06 per share          8,309           1           8,807                            8,808
           Warrants exercised @ $5.00 per share         30,100           3         150,497                          150,500
    Stock Issuance - Rule 144
         @ $2.38 per share                              31,490           3          74,943                           74,946
         @ $3.00 per share                               6,500           1          19,499                           19,500
         @ $4.00 per share                               4,415           1          17,659                           17,660
Net income for March 31, 2000                                                                       353,191         353,191
                                                    ----------     -------    ------------    -------------     -----------
March 31, 2000                                      13,170,680       1,318      12,943,723      (10,271,282)      2,673,759
                                                    ==========     =======    ============    =============     ===========

          See accompanying notes to consolidated financial statements.

                        H QUOTIENT, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
     Three months ended March 31, 2000 and the year ended December 31, 1999

                                                                  31-Mar-00      31-Dec-99
                                                                 -----------     ---------
                                                                 (unaudited)     (audited)
Cash flows from operating activities:
     Net income (loss)                                           $  353,191     $  1,040,025
Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
     Depreciation                                                    20,637           55,147
     Amortization                                                    27,512           49,660
     Gain on sale of equipment                                            -           (1,550)
     Stock and warrants issued for current expenses                  19,500          272,494
     Unrealized loss on securities                                        -           33,751
     Realized gain on sale of securities                                  -          (93,903)
     Extraordinary gain                                            (212,073)      (1,275,322)
Changes in operating assets and liabilities:
   (Increase)/decrease in:
     Contracts receivable                                           480,256         (601,392)
     Note receivable                                               (941,183)               -
     Due from officers                                                9,682            9,985
     Costs and estimated earnings in excess of billings             (74,427)         (36,145)
     Prepaid expenses and other current assets                       23,733           (6,503)
     Deferred charges and other assets                               83,540          (64,040)
     Increase/(decrease) in:
     Accounts payable                                              (203,635)        (234,501)
     Accrued expenses                                                81,378          413,434
     Billings in excess of costs and estimated earnings            (205,302)         205,302
     Deferred revenues                                               41,490         (114,447)
                                                                 ----------     ------------
        Net cash used in operating activities                      (495,701)        (348,005)
                                                                 ----------     ------------
Cash flows from investing activities:
     Additions to property and equipment                            (69,688)         (64,402)
     Proceeds from sale of equipment                                      -            1,550
     Capitalized software                                                 -         (352,311)
        Net cash used in investing activities                       (69,688)        (415,163)
                                                                 ----------     ------------
Cash flows from financing activities:
     Proceeds from sale of warrants                                       -                -
     Proceeds from sale of common stock                             633,164        1,007,121
     Proceeds from notes payable                                     40,000                -
     Proceeds from related parties                                                         -
     Repayment of notes payable                                    (105,320)        (230,000)
     Repayment of related parties                                         -                -
                                                                 ----------     ------------
        Net cash provided by financing activities                   567,844          777,121
                                                                 ----------     ------------
Net increase in cash                                                  2,455           13,953
Cash at beginning of period                                          15,729            1,776
                                                                 ----------     ------------
Cash at end of period                                            $   18,184     $     15,729
                                                                 ==========     ============

          See accompanying notes to consolidated financial statements.

HoQUOTIENT, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Three Months Ended March 31, 2000

Organization

HoQuotient, Inc. and Subsidiary (the "Company") was incorporated in the Commonwealth of Virginia on May 12, 1999 as a wholly-owned subsidiary of Integrated Healthcare Systems, Inc. ("IHS"). On June 14, 1999, IHS executed a downstream merger in which all the issued and outstanding shares of common stock of IHS were exchanged for an equal number of shares of the $.0001 par value common stock of the Company. The Company develops, markets, installs and maintains integrated software and hardware systems. The Company markets its products to private and public healthcare facilities Basis of Presentation of Interim Information

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company. All intercompany transactions have been eliminated. In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements include all material adjustments, including all normal recurring adjustments, considered necessary to present fairly the financial position of and operating results for the periods presented. The financial statements and notes are presented as permitted by Form 10-QSB, do not include certain information included in financial statements for the year ended December 31, 1999 which was included in the Company's recently filed Form 10KSB. It is the Company's opinion that when the interim statements are read in conjunction with the December 31, 1999 audit report included in Form 10KSB, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

Accounting Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the associated amounts of revenues and expenses during the period reported. Actual results could differ from the estimates.

Revenue Recognition and Deferred Revenue - The Company's revenue recognition policies are in compliance with American Institute of Certified Public Accountants Statements of Position 97-2, 98-4 and 98-9, Software Revenue Recognition. The Company sells software systems under noncancellablle sales agreements. Revenue from a software system sale is recognized when a sales agreement is in force, the product has been delivered, the sales price is fixed and determinable collectibility is reasonably assured. If a software system sale includes multiple elements, the sale price is allocated to each element according to its actual selling price.

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

The Company offers non-specific upgrades to customers with annual support agreements for a specific product when they are completed and available for release. If the upgrade leads to a new product, the upgrade is considered a new sale.

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

Fair Value of Financial Instruments - The Company considers the recorded value of its financial assets and liabilities, consisting principally of contracts receivable, investments in equity securities, accounts payable, accrued expenses, and debt to approximate the fair value of the respective assets and liabilities at March 31, 2000 and December 31, 1999.

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

Investment in Equity Securities - The Company holds 430,626 shares of common stock of Internet Guide, Inc. (a development stage company) which was acquired in December 1999. The transaction was a related party transaction as an officer and director of the Company is also an officer, director and significant shareholder of Internet Guide, Inc. Accordingly, equity securities for Internet Guide, Inc. are stated at their carrying value.

The following is information on investments in equity securities as of March 31, 2000:

                                                                   Carrying
                                                                    Value
                                 Shares of                         --------
                                  common            Price                              Unrealized      Realized
         Company                stock held        per share       Fair Value              Loss           Gain
---------------------------    -------------     ------------   ---------------       ------------    ----------

Internet Guide, Inc.              430,626        $  6.500       $    2,799,072               -                -
                                                                --------------
                                                                $    2,799,072
                                                                ==============

Property and Equipment -

Property and equipment consists of the following:

                                                                          March 31,         December 31,
                                                                            2000                1999
                                                                         ----------         ------------

    Office and computer equipment                                        $  266,477         $   190,218


    Furniture and fixtures                                                    7,291               7,291
                                                                         ----------         -----------
                                                                            273,768             197,509
    Less: accumulated depreciation                                         (120,478)           (120,478)
                                                                         ----------         -----------
                                                                         $   77,031         $    67,776
                                                                         ==========         ===========

Depreciation expense of property and equipment was $20,637 and $55,147 for the three months ended March 31, 2000 and the year ended December 31, 1999, respectively.


Lease Commitments

Beginning May 21, 1999, the Company entered into a two year sublease agreement for office space. Future minimum lease payments as of December 31, 1998 under operating leases with terms greater than one year are as follows:

                          Year Ending

                          December 31, 2000                   106,776
                          December 31, 2001                    44,490
                                                            ---------
                                                            $ 213,552

Rent expense is as follows:

Three months ended March 31, 2000 (unaudited)               $  26,695

Three months ended March 31, 1999 (unaudited)               $  11,148


Intangible Assets -

Intangible assets consist of the following:

                                            March 31,         December 31,
                                              2000               1999
                                            ---------         ----------

    Organization costs                     $    1,450         $    1,450
    Finance costs                              60,000             60,000
    Maintenance contracts                     254,052            254,052
    Customer lists                            195,425            195,425
    Copyright                                 390,850            390,850
    Service mark                               56,673             56,673
                                           ----------         ----------
                                              958,450            958,450
    Less: accumulated amortization           (958,450)          (958,450)
                                           ----------         ----------
                                           $        -         $        -
                                           ==========         ==========

Amortization charges for intangible assets were $0 for the period ended March 31, 2000 and the year ended December 31, 1999, respectively.

Short term debt -

Short-term debt consists of the following:

                                                                                         March          December
                                                                                        31, 2000        31, 1999
                                                                                        --------       ----------
Unsecured note payable to a bank with interest at prime plus 1%.                       $       -       $   70,000

Legal settlement to a former law firm of the Company with interest at 9% due
throughout 1999 and 1998.  This note is in default.                                      105,000          105,000

Unsecured non-interest bearing demand note payable to an individual                            -           35,320


Unsecured promissory notes payable with interest at 15%.                                  64,810           64,810
                                                                                       ---------       ----------

                                                                                       $ 169,810       $  275,310

Uncompleted Contracts -

                                                   Three ended March 31, 2000
                                                   --------------------------

Costs incurred on uncompleted contracts                 $     623,378

Gross profit recognized to date on uncompleted
  Contracts                                                   597,132
                                                        -------------
                                                            1,219,510
Less:  Billings to date                                     1,072,793
                                                        -------------
                                                        $     146,717
                                                        =============

Included in accompanying balance sheets
  under the following captions:

  Costs and estimated earnings in excess
    of billing on uncompleted contracts                 $     146,717

  Billings in excess of cost and estimated
    earnings on uncompleted contracts
                                                        -------------
                                                        $     146,717
                                                        =============

Earnings Per Share

The following data shows the amounts used in computing basic and diluted earnings per share for the three months ended March 31, 2000 (unaudited) and 1999 (unaudited) and the year December 31, 1999 and 1998 respectively.

                                                     Years ended                        Three months ended
                                                     December 31,                           March 31,
                                            -------------------------------    -------------------------------
                                               1999              1998                2000              1999
                                            ------------      ------------       -------------      ------------
                                                                                  (unaudited)        (unaudited)
Net income (loss) to Common shareholders   $  1,040,025      $ (1,684,388)       $    353,191      $    (80,815)
Weighted average number of outstanding
   common shares - basis                      7,841,237         4,936,915          12,700,137         4,812,779

Dilutive effect of warrants to purchase
   common shares                              3,690,047                 -                   -                 -
                                           ------------      ------------        ------------      ------------

Diluted common shares outstanding            11,531,284         4,936,915           6,028,047         4,812,779
                                           ============      ============        ============      ============

Net income (loss) - basic                  $       0.13      $      (0.34)       $      (0.03)     $      (0.14)
                  - diluted                $       0.09      $      (0.34)       $       0.02      $      (0.34)
                                           ============      ============        ============      ============

For 1998 and the three months ended March 31, 1999, warrants to purchase shares of common stock are not included in computing diluted earnings per share because their effects are antidilutive.

Related Party Transactions -

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and related notes for the three months ended March 31, 2000, and with the Company's audited financial statements and accompanying notes for the year ended December 31, 1999. This report contains forward-looking statements, such as statements of the Company's plans, objectives, expectations and intentions, within the meaning of the Securities Exchange Act of 1933, as amended. Actual results could differ materially from those anticipated in forward-looking statements and are made as of the date of this report. The Company assumes no obligation to update them. The discussion contained herein relates to the financial statements, which have been prepared in accordance with GAAP.

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

o Continue rollout of DataQuotient by expanding marketing outreach and building the order backlog.

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

Results of Operations

Three Months ended March 31, 2000 Compared With Three Months ended March 31,
1999

Revenues for the three months ended March 31, 2000 increased to $712,329 from $227,462 for the three months ended March 31, 1999. The increase of $484,867 is primarily a result of revenue derived from long term contracts, sales of Dataqual software upgrades and $268,976 in revenue generated by our new subsidiary, Quotient Capital Corporation from realized gains on securities sold. (See Part II, Item 5 "Other Information").

The cost of sales and services for the three months ended March 31, 2000 increased to $262,042 from $38,960 for the three months ended Mach 31, 1999. The increase of $223,082 resulted primarily from increased technical and support staff for the I-Link Enterprise contracts and with new Dataqual installations.

Selling and marketing expenses for the three months ended March 31, 2000 increased to $93,964 from $45,942 for the three months ended March 31, 1999. This increase of $48,022 is a result from increased costs associated with new marketing personnel.

General and administrative expenses for the three months ended March 31, 2000 increased to $238,342 from $192,582 for the three months ended March 31, 1999. The increase of $45,760 primarily resulted from an increases in rent expense, depreciation expense for computer equipment and amortization of capitalized software costs.

Interest expense, net, for the three months ended March 31, 2000 was $4,780, as compared to $29,833 for the three months ended March 31, 1999. The decrease in interest expense of $25,053 resulted from reductions in notes payable in our debt settlement efforts last year and for this quarter in which $105,320 of our outstanding notes payable were paid.

Interest income for the three months ended march 31, 2000 was $27,917, as compared to $-0- for the three months ended March 31, 1999.

Extraordinary items, net for the three months ended March 31, 2000 increased to $212,073 as compared to $-0- for the three months ended March 31, 1999. The increase resulted primarily from the net gain derived from the settlement of $294,328 of debt with various creditors.

Net profit for the three months ended March 31, 2000 and the three months ended March 31, 1999 were $353,191 and $(80,815), respectively.

Liquidity and Capital Resources

Working capital at March 31, 2000 was $2,107,368 as compared to $1,050,283 at December 31, 1999.

We have funded our operations and working capital needs through a series of private equity, the exercise of investor warrants, and payments received under new contracts.

Cash and cash equivalents at March 31, 2000 were $18,184, an increase of $2,455 from December 31, 1999. During the three months ended March 31, 2000, we used $495,701 net cash in our operating activities as compared to using $348,005, for the three months ended March 31, 1999. This net change in the use of cash in operations of $147,696 was the result of an increase in operating expenses and notes receivable, and decreases in accounts payable and accrued expenses.

During the three months ended March 31, 2000, we used $69,688 for investing activities as compared to $415,163, for the three months ended March 31, 1999. The decrease of $345,475 in the use of cash for investing activities resulted primarily from a decrease in capitalized research and development costs associated with bringing new software products to market.

During the three months ended March 31, 2000, we generated net cash of $577,844 from financing activities as compared to $777,121 for the three months ended March 31, 1999, 1998. The decrease of $199,277 resulted the need to raise less capital through the private placement of common stock and the exercise of investor warrants in the period.

Our sales of Dataqual and related service contracts are billed net due upon receipt. Payment terms on I-Link Enterprise contracts are defined in the contract and will vary. It is our practice to require a substantial payment upon signing of any long term contract.

We lease office space on a two-year sublease basis and could be required to move and/or add more space after this two-year period. The major capital expenditures we may incur are for computers and related local area network hardware and software and travel for sales representatives and key support and installation personnel. Our recent upgrade of the DataQual software is being initially marketed to our existing hospital customers. We also intend to invest approximately $500,000 in personnel to expand and enhance sales, software development and customer support, as well as associated office support staff.

In past periods, we have frequently not been able to make timely payments to our trade and other creditors. As of March 31, 2000, we had past due obligations for which there were claims and judgments of approximately $597,000, of which $521,000 is disputed, a decrease of $195,000 from December 31, 1999 and $1,075,000 from December 31, 1998. Deferred payment terms have been negotiated with many of our vendors and critical services have not been suspended, nor has there been cancellation of orders due to delays in product delivery as a result. We intend to use the cash generated from operations, from the sale of marketable securities we own and our own common stock to satisfy the remaining past due amounts. We may have an opportunity to discount or reduce some of the trade and other creditor's debts.

We had, at March 31, 2000 working capital of $2,107,368. We anticipate that it will be likely that we will raise additional funds through additional equity offerings, primarily through the exercise of outstanding warrants. We believe, that with cash generated from these offerings and from our operations that we will meet our current operational and business plans for the next twelve months and operations will not be curtailed or delayed because of the lack of sufficient financing.

We believe that our current staffing, cost structure, and current operating plans will allow us an opportunity to compete effectively as a supplier of information management software to the hospital market and possibly attain profitability in future periods.

Net Operating Loss

At December 31, 1999 and 1998, we has approximately $7,800,000 and $8,000,000, respectively, in net operating loss carryforwards which expire at varying dates between the years 2009 and 2018. We also have a capital loss carryforward of approximately $1,468,720 which expires in 2001. The annual utilization of these carryfowards are significantly limited under Section 382 of the Internal Revenue Code as a result of ownership changes experienced by the Company. A valuation allowance equal to the total deferred tax asset has been established in each period due to the uncertainty regarding the realization of the net deferred tax assets.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

We currently have three judgments totaling $135,000 plus interest entered against us by creditors. These judgments, which are disputed, have been fully accrued on our books.

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

Item 2. Changes in Securities and Use of Proceeds

From January through March, 2000, we issued 705,814 shares of our common stock which are subject to restrictions under Rule 144 of the Securities Act of 1933. Of these shares, 663,309 were issued upon exercise of warrants at prices ranging from $.75 per share to $5.00 per share in exchange for cash and marketable securities; and we issued 9,415 shares for debt reduction, 4,500 shares for services rendered and 24,000 for $60,000 in cash and 1,682 shares under the non-qualified employee stock purchase plan from the fourth quarter of 1999, at issuance prices ranging from $2.38 per share to $4.00 per share.

Item 5: Other Information

We formed a new subsidiary, Quotient Capital Corporation in the first quarter of 2000. We began this new enterprise to manage and optimize the value of investments owned by us. We immediately began realizing gains from Quotient Capital Corporation and through March 31, 2000, we generated $268,976 in revenue derived from the sales of marketable securities. (See Part I: "Management's Discussion and Analysis").

On February 29, 2000, we announced an exchange of common stock for approximately 5,000,000 Class A Redeemable Warrants issued to stock holders of record on June 14, 1999, a conversion rate of one share of common stock for every seven warrants held. In conjunction with this exchange program, we announced a call of the remaining Class A Warrants pursuant to the call provisions of the Warrant with October 3, 2000, as the redemption date.

On April 5, 2000, we announced an agreement in principle with MD Home.com, a healthcare internet portal and information resource company for medical professionals to exchange 500,000 shares of our common stock which will be subject to the restrictions of Rule 144 of the Securities Act of 1933 for 2,500,000 convertible preferred shares and 350,000 common stock purchase warrants of MD Home.com.

On April 20, 2000, we announced an agreement in principle to purchase all the outstanding stock of Information Resource Products, Inc. and IRP Systems, Inc. for $3,900,000 plus $1,000,000, which is designated to purchase shares of our common stock in the open market, 25,000 shares of our common stock which is to be allocated to the sellers employees and 250,000 common stock purchase warrants that are exercisable for a period of two years at $10.00 per share.

None.

Item 6: Exhibits and Reports on Form 8-K




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


HoQuotient, Inc.


May 30, 2000                        By: /s/ Douglas A. Cohn
                                        ------------------------------------
                                        Douglas A. Cohn
                                        Chairman and Chief Executive Officer