Form 10QSB
period 2000-06-30
H QUOTIENT INC
filed 2000-08-15
CIK 1001781

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                          QUARTERLY REPORT PURSUANT TO
           SECTION 13 OR I5(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                              Commission File No.:

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

YES x                            NO __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 15,005,209 shares of its $.0001 par value common stock as of June 30, 2000.

H-QUOTIENT INC.

FORM 10-QSB
FOR THE SIX MONTHS ENDED JUNE 30, 2000
INDEX



PART I:   FINANCIAL INFORMATION (unaudited)

Item 1 :                                                                    PAGE

Condensed Consolidated Balance Sheet as of June 30, 2000
and December 31, 1999                                                          2

Condensed Consolidated Statements of Operations for the three month periods ended June 30, 2000 and June 30, 1999, and
the six month periods ended June 30, 2000 and June 30, 1999                    3

Condensed Consolidated Statements of Stockholders' Equity
for the six months ended June 30, 2000                                         4

Condensed Consolidated Statements of Cash Flows for the six months ended
June 30, 2000 and the six months ended June 30, 2000                           5

Notes to Unaudited Condensed Consolidated Financial                            6
Statements for the six months ended June 30, 2000

Item 2:
Management's Discussion and Analysis of Financial Condition                   13
and Results of Operations

 PART II:         OTHER INFORMATION

 Item 1: Legal Proceedings                                                    17

 Item 2: Changes in Securities and Use of Proceeds                            18

 Item 4: Submission of Matters to a Vote of Security Holders                  18

 Item 5: Other Information                                                    18

 Item 6: Exhibits and Reports on Form 8-K                                     19

                        H QUOTIENT, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                                     ASSETS
                                                                                   30-Jun-00           31-Dec-99
                                                                                ------------        ------------
                                                                                  (unaudited)           (audited)
Current assets:
 Cash                                                                           $     10,018        $     15,729
 Investment in equity securities                                                   4,075,968           2,915,322
 Contracts receivable, less allowance for doubtful accounts
  of $18,790                                                                         165,801             671,724
 Due from officers                                                                    19,667                --
 Costs and estimated earnings in excess of billings                                                         --
  on uncompleted contracts                                                           468,687              36,145
 Notes Receivable                                                                    999,253                --
 Other current assets                                                                 93,217              41,503
                                                                                ------------        ------------
  Total current assets                                                             5,832,611           3,680,423
                                                                                ------------        ------------

 Property and equipment, net                                                         152,737              77,031
 Capitalized software, net                                                           319,256             371,959
 Deposits                                                                             68,631              68,631
                                                                                ------------        ------------
  Total assets                                                                  $  6,373,235        $  4,198,044
                                                                                ============        ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                               $    291,221        $    464,547
 Accrued expenses                                                                  1,552,023           1,561,383
 Short-term debt                                                                     169,810             275,130
 Billings in excess of costs and estimated earnings on
    uncompleted contracts
                                                                                        --               205,302
 Deferred revenues                                                                   136,875             123,778
                                                                                ------------        ------------
     Total current liabilities                                                     2,149,929           2,630,140
                                                                                ------------        ------------
Commitments and contingencies                                                           --                  --

Shareholders' accumulated deficit:
 Preferred stock, $.0001 par value, 10,000,000 shares
  authorized; 100 shares issued and outstanding                                         --                  --
 Common stock, $.0001 par value, 90,000,000 shares
  authorized; 15,005,209 and 12,464,866 shares issued and
  outstanding at June 30, 2000 ((unaudited), and
  December 31, 1999, respectively                                                      1,501               1,247
 Additional paid-in capital                                                       13,701,177          12,191,130
 Accumulated deficit                                                              (9,479,372)        (10,624,473)
                                                                                ------------        ------------
  Total shareholders' equity (accumulated deficit)                                 4,223,306           1,567,904
                                                                                ------------        ------------
  Total liabilities and shareholders' equity                                    $  6,373,235        $  4,198,044
                                                                                ============        ============




          See accompanying notes to consolidated financial statements.



                        H QUOTIENT, INC. AND SUBSIDIARIES


                 Condensed Consolidated Statements of Operations

                                                                 Six months ended               Three months ended
                                                       June 30, 2000    June 30, 1999      June 30, 2000     June 30, 1999
                                                       -------------    -------------      -------------     -------------
                                                          (unaudited)      (unaudited)        (unaudited)       (unaudited)
Revenues:
 Dataqual Group:
 Software sales                                         $    561,617      $    222,908           249,630            32,100
 Maintenance and service income                              262,684           322,531           131,318           285,877
                                                        ------------      ------------      ------------      ------------
                                                             824,301           545,439           380,948           317,977
 Quotient Capital:
 Gain of securities sales                                    268,976              --                --                --
                                                        ------------      ------------      ------------      ------------

      Total revenues                                       1,093,277           545,439           380,948           317,977
                                                        ------------      ------------      ------------      ------------

Operating expenses:
 Cost of sales and services                                  421,974            93,045           159,932            54,085
 Selling and marketing                                       137,391           112,109            43,428            66,167
 General and administrative                                  584,651           445,510           346,309           252,928
                                                        ------------      ------------      ------------      ------------

      Total operating expenses                             1,144,016           650,664           549,669           373,180
                                                        ------------      ------------      ------------      ------------

Operating income (loss)                                      (50,739)         (105,225)         (168,721)          (55,203)

Other income (expense) :
 Interest expense                                             (9,559)          (43,763)           (4,780)          (13,930)
 Interest income                                              27,917              --                --                --
 Other income (expense)                                         --             135,445              --             136,405
                                                        ------------      ------------      ------------      ------------

    Total other expense                                       18,358            91,682            (4,780)          122,475
                                                        ------------      ------------      ------------      ------------

Income (loss) before provision for income taxes and
 extraordinary item                                          (32,382)          (13,543)         (173,501)           67,272

Provision for income taxes                                      --                --                --                --
                                                        ------------      ------------      ------------      ------------

Income (loss) before extraordinary item                      (32,382)          (13,543)         (173,501)           67,272

Extraordinary item                                         1,177,483              --             965,410              --
                                                        ------------      ------------      ------------      ------------
 Net income (loss)                                      $  1,145,101      $    (13,543)          791,909            67,272
                                                        ============      ============      ============      ============

EARNINGS PER COMMON SHARE:
 Basic                                                  $       0.08      $       (.00)             0.06              0.01
                                                        ------------      ------------      ------------      ------------
 Diluted                                                $       0.07      $       (.00)             0.05              0.01
                                                        ============      ============      ============      ============


WEIGHTED AVERAGE COMMON SHARES
 Basic                                                    13,543,989         6,028,047        14,387,841         4,812,779
                                                        ------------      ------------      ------------      ------------
 Diluted                                                  15,826,466         6,028,047        16,157,545         4,812,779
                                                        ============      ============      ============      ============


          See accompanying notes to consolidated financial statements.



                        H QUOTIENT, INC. AND SUBSIDIARIES

 Condensed Consolidated Statements of Shareholders' Equity (Accumulated Deficit)

 Six months ended June 30, 2000 (unaudited) and the year ended December 31, 1999


                                                     Common Stock              Additional       Accumulated         Total
                                                 ------------------------       paid in           income        shareholders'
                                                  Shares         Amount         capital          (deficit)    equity (deficit)
                                                 -------------------------------------------------------------------------------

December 31, 1998                                  5,110,705  $       511     $  7,489,905   $ (11,664,498)      $ (4,174,082)


Issuance of common stock:
  Regulation D offering @ $0.60 per share            446,389           45          267,788              --            267,833
  Regulation D offering @ $0.50 per share          1,431,411          143          720,557              --            720,700
  Pro-rata additional shares                          59,278            6               --              --                  6
 Warrants exercised (Regulation D offering)
      @ $0.25 per share                              460,000           46          114,954              --            115,000
      @ $0.25 per share                              100,000           10           24,990              --             25,000
      @ $0.50 per share                               99,000           10           49,490              --             49,500
      @ $0.75 per share                               30,000            3           22,497              --             22,500
 Stock issuance - Rule 144
      @ $1.00 per share                              500,000           50          499,950              --            500,000
      @ $0.50 per share                              122,000           12           60,988              --             61,000
      @ $0.69 per share                              390,909           39          268,749              --            268,788
      @ $0.88 per share                               40,000            4           34,996              --             35,000
      @ $0.84 per share                               16,667            2           14,062              --             14,064
      @ $0.94 per share                               41,500            4           38,903              --             38,907
      @ $0.78 per share                               36,205            4           28,280              --             28,284
      @ $1.00 per share                               67,188            7           67,181              --             67,188
      @ $0.78 per share                               10,762            1            8,407              --              8,408
      @ $0.81 per share                               11,732            1            9,532              --              9,533
      @ $1.41 per share                                4,020           --            5,653              --              5,653
      @ $2.00 per share                                2,350           --            4,700              --              4,700
 Warrants exercised (Regulation D offering)
      @ $1.00 per share                            2,999,750          300        2,999,450              --          2,999,750
      @ $0.50 per share                              300,000           30          149,970              --            150,000
 Stock issuance - Rule 144
      @ $1.75 per share                              185,000           19          323,731              --            323,750
 Less: shares sold in exchange for note
    receivable (See note14)                               --           --       (1,013,603)             --          (1,013,603)
Net income for 1999                                       --           --               --       1,040,025          1,040,025
December 31, 1999                                 12,464,866  $     1,247     $ 12,191,130   $ (10,624,473)      $  1,567,904

 Issuance of common stock:
        Warrants exercised @ $.75 per share          375,000           38          281,213                            281,250
        Warrants exercised @ $.80 per share          250,000           25          199,975              --            200,000
        Warrants exercised @ $1.06 per share           8,309            1            8,807                              8,808
        Warrants exercised @ $5.00 per share          30,100            3          150,497                            150,500
        Warrants exercised @ $.38 per share        1,007,795          101          386,135                            386,236
 Stock Issuance - Rule 144
      @ $2.38 per share                               34,065            3           81,072                             81,075
      @ $3.00 per share                                6,500            1           19,499                             19,500
      @ $4.00 per share                               60,715            6          242,854                            242,860
      @ $5.031 per share                              35,000            4          139,996                            140,000
      @ $0.0001 par value per share                  732,859           73                                                  73
Net income for June 30, 2000                                                                     1,145,101          1,145,101
                                                 -----------  -----------     ------------   -------------       ------------
June 30, 2000                                     15,005,209        1,501       13,701,177      (9,479,372)         4,223,306
                                                 ===========  ===========     ============   =============       ============



          See accompanying notes to consolidated financial statements.



                 Condensed Consolidated Statements of Cash Flows

       Six months ended June 30, 2000 and the year ended December 31, 1999

                                                                             30-Jun-00                31-Dec-99
                                                                           -----------              -----------
                                                                            (unaudited)                (audited)
Cash flows from operating activities:
 Net income (loss)                                                         $ 1,145,101              $ 1,040,025
Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
 Depreciation                                                                   41,274                   55,147
 Amortization                                                                   52,703                   49,660
 Gain on sale of equipment                                                        --                     (1,550)
 Stock and warrants issued for current expenses                                 19,500                  272,494
 Unrealized loss on securities                                                    --                     33,751
 Realized gain on sale of securities                                          (987,347)                 (93,903)
 Extraordinary gain                                                           (212,073)              (1,275,322)
Changes in operating assets and liabilities:
 (Increase)/decrease in:
      Contracts receivable                                                     505,922                 (601,392)

      Note receivable                                                         (999,253)                    --
      Due from officers                                                         (9,682)                   9,985
      Costs and estimated earnings in excess of billings                      (432,542)                 (36,145)
      Prepaid expenses and other current assets                                (51,714)                  (6,503)
      Deferred charges and other assets                                         83,540                  (64,040)
 Increase/(decrease) in:
      Accounts payable                                                        (180,291)                (234,501)
      Accrued expenses                                                         148,744                  413,434
      Billings in excess of costs and estimated earnings                      (205,302)                 205,302
      Deferred revenues                                                         82,980                 (114,447)
                                                                           -----------              -----------
          Net cash used in operating activities                               (998,441)                (348,005)
                                                                           -----------              -----------

Cash flows from investing activities:
 Additions to property and equipment                                           (96,242)                 (64,402)
 Proceeds from sale of equipment                                                  --                      1,550
 Capitalized software                                                             --                   (352,311)
          Net cash used in investing activities                                (96,242)                (415,163)
                                                                           -----------              -----------

Cash flows from financing activities:
 Proceeds from sale of warrants                                                386,236                     --
 Proceeds from sale of common stock                                            864,293                1,007,121
 Proceeds from notes payable                                                   330,000                     --
 Proceeds from related parties                                                    --
 Repayment of notes payable                                                   (105,320)                (230,000)
 Repayment of related parties                                                     --                       --
                                                                           -----------              -----------
          Net cash provided by financing activities                          1,088,973                  777,121
                                                                           -----------              -----------

Net increase in cash                                                            (5,711)                  13,953
Cash at beginning of period                                                     15,729                    1,776
                                                                           -----------              -----------
Cash at end of period                                                      $    10,018              $    15,729
                                                                           ===========              ===========


          See accompanying notes to consolidated financial statements.



H-QUOTIENT, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Six Months Ended June 30, 2000

Organization

H-Quotient, Inc. and Subsidiary (the "Company") was incorporated in the Commonwealth of Virginia on May 12, 1999 as a wholly-owned subsidiary of Integrated Healthcare Systems, Inc. ("IHS"). On June 14, 1999, IHS executed a downstream merger in which all the issued and outstanding shares of common stock of IHS were exchanged for an equal number of shares of the $.0001 par value common stock of the Company. The Company develops, markets, installs and maintains integrated software and hardware systems. The Company markets its products to private and public healthcare facilities Basis of Presentation of Interim Information

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company. All intercompany transactions have been eliminated. In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements include all material adjustments, including all normal recurring adjustments, considered necessary to present fairly the financial position of and operating results for the periods presented. The financial statements and notes are presented as permitted by Form 10-QSB, do not include certain information included in financial statements for the year ended December 31, 1999 which was included in the Company's recently filed Form 10KSB. It is the Company's opinion that when the interim statements are read in conjunction with the December 31, 1999 audit report included in Form 10KSB, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

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

Fair Value of Financial Instruments - The Company considers the recorded value of its financial assets and liabilities, consisting principally of contracts receivable, investments in equity securities, accounts payable, accrued expenses, and debt to approximate the fair value of the respective assets and liabilities at June 30, 2000 and December 31, 1999.

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

Investment in Equity Securities - The Company holds 430,626 shares of common stock of Internet Guide, Inc. (a development stage company) which was acquired in December 1999. The transaction was a related party transaction as an officer and director of the Company is also an officer, director and significant shareholder of Internet Guide, Inc. Accordingly, equity securities for Internet Guide, Inc. are stated at their carrying value. The Company held additional securities valued at $1,648,800 which were received in May, 2000 as partial payment of a Note Receivable.

The following is information on investments in equity securities as of June 30, 2000:

                                                               Carrying Value
                                                              ----------------
                            Shares of
                              common            Price                                 Unrealized         Realized
         Company            stock held        per share          Fair Value              Loss              Gain
--------------------      -------------     ------------      ----------------     ----------------    ------------
Internet Guide, Inc.            430,626      $  6.50            $   2,799,072             --                 --
Computone, Inc.                              $  4.10            $     526,896             --
                               128,400
Veridien Corporation         4,687,500       $  0.16            $     750,000             --                 --
                                                                -------------
                                                                $   4,075,968
                                                                =============


Property and Equipment -

Property and equipment consists of the following:

                                                      June 30,      December 31,
                                                          2000              1999
                                                     ---------      ------------

Office and computer equipment                        $ 286,561         $ 190,218


Furniture and fixtures                                   7,291             7,291
                                                     ---------         ---------
                                                       293,852           197,509
Less: accumulated depreciation                        (141,116)         (120,478
                                                     ---------         ---------
                                                     $ 152,736         $  67,776
                                                     =========         =========


Depreciation expense of property and equipment was $20,637 and $55,147 for the three months ended June 30, 2000 and the year ended December 31, 1999, respectively.

Lease Commitments

Beginning May 21, 1999, the Company entered into a two year sublease agreement for office space. Future minimum lease payments as of December 31, 1998 under operating leases with terms greater than one year are as follows:

                  Year Ending

                  December 31, 2000                      106,776
                  December 31, 2001                       44,490
                                                       ---------
                                                       $ 213,552

Rent expense is as follows:

Three months ended June 30, 2000 (unaudited)          $  26,695

Three months ended June 30, 1999 (unaudited)          $  11,148

Six months ended June 30, 2000 (unaudited)            $  53,390

Six months ended June 30, 1999 (unaudited)            $  28,962


Short term debt -

Short-term debt consists of the following:
                                                                                 June 30,          December
                                                                                     2000          31, 1999
                                                                                ---------          --------

Unsecured note payable to a bank with interest at prime plus 1%                  $   --            $ 70,000

Legal settlement to a former law firm of the Company with interest at 9% due
throughout 1999 and 1998.  This note is in default                                105,000           105,000

Unsecured non-interest bearing demand note payable to an individual                                  35,320

                                                                                     --
Unsecured promissory notes payable with interest at 15%                            64,810            64,810
                                                                                 --------          --------

                                                                                 $169,810          $275,310

Uncompleted Contracts -

                                                                                Six months ended
                                                                                   June 30, 2000
                                                                                ----------------
Costs incurred on uncompleted contracts                                           $      743,300

Gross profit recognized to date on uncompleted
  Contracts                                                                              798,180
                                                                                  --------------
                                                                                       1,541,480
Less:  Billings to date                                                                1,072,793
                                                                                  --------------
                                                                                  $      468,687
                                                                                  ==============

Included in accompanying balance sheets under the following captions:

  Costs and estimated earnings in excess
    of billing on uncompleted contracts                                           $      468,687

  Billings in excess of cost and estimated
    earnings on uncompleted contracts
                                                                                  --------------
                                                                                  $      468,687
                                                                                  ==============

 Earnings Per Share

The following data shows the amounts used in computing basic and diluted earnings per share for the three months ended June 30, 2000 (unaudited) and 1999 (unaudited) and the year December 31, 1999 and 1998 respectively .

                                                                                        Three months ended
                                                                                             June 30,
                                                                                  -------------------------------
                                                     1999              1998                2000              1999
                                             ------------      ------------       -------------      ------------
                                                                                     (unaudited)        (unaudited)
Net income (loss) to Common shareholders     $  1,040,025      $ (1,684,388)      $     791,909      $   (236,972)
Weighted average number of outstanding
   common shares - basis                        7,841,237         4,936,915          14,387,841         4,812,779

Dilutive effect of warrants to purchase
   common shares                                3,690,047                --                  --                --
                                             ------------      ------------       -------------      ------------

Diluted common shares outstanding              11,531,284         4,936,915         16,157,5457         4,812,779
                                             ============      ============       =============      ============

Net income (loss) - basic                    $       0.13      $      (0.34)      $        0.06      $      (0.05)
                  - diluted
                                             ============      ============       =============      ============

For 1998 and the six months ended June 30, 1999, warrants to purchase shares of common stock are not included in computing diluted earnings per share because their effects are antidilutive.

Related Party Transactions -

On December 31, 1999, the Company sold 150,000 shares of common stock of Internet Guide, Inc. at $10.375 per share and 185,000 shares of common stock of the Company at $1.75 per share plus had debt of $70,833 paid on behalf of the Company, in exchange for a promissory note totaling $1,950,833. The promissory note is secured by underlying securities and collateralized by additional securities held by a third-party Trust. The promissory note accrues interest at an annual rate of seven percent (7%) calling for payments due in January, February and March 2000. The payment terms were renegotiated calling for two equal payments on April 30th and May 31st, 2000. The promissory note was subsequently paid in full on May 20, 2000 via cash of $330,000 and stocks in publicly traded companies with a fair value of $1,648,800. The Company has accounted for these transactions as if the Company exchanged common shares of common stock of the Company for a promissory note receivable. As these transactions are considered related party transactions, accordingly, the gain of $987,546 resulting from this sale was deferred and recognized in the current period.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and related notes for the six months ended June 30, 2000, and with the Company's audited financial statements and accompanying notes for the year ended December 31, 1999. This report contains forward-looking statements, such as statements of the Company's plans, objectives, expectations and intentions, within the meaning of the Securities Exchange Act of 1933, as amended. Actual results could differ materially from those anticipated in forward-looking statements and are made as of the date of this report. The Company assumes no obligation to update them. The discussion contained herein relates to the financial statements, which have been prepared in accordance with GAAP.

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

Our Business Strategy

We hope to capitalize on the ever-increasing demand in the healthcare industry for improved patient information by becoming a leading provider of software information products and services to the industry. We intend to concentrate at this time on the acute care hospital market, which constitutes over 60% of the existing market for patient care information delivery software. Our strategy includes the following key elements:

- Continue sales and installation of DataQual with the I-Link interface engine and provide enhancements of those products through additional research and development.

- Continue sales and installation of I-Link Enterprise and the Central Data Repository and enhancements of this product through additional research and development.

- Expanded marketing of these products through direct implementation contracts and joint marketing agreements with additional hospital associations and others, as well as the expansion of our direct sales efforts focused on individual and groups of hospitals.

- Maintenance of our existing client base by providing support, software upgrades and consulting services.

- Expansion of our operations through strategic merger and acquisitions.


Results of Operations

Three Months ended June 30, 2000 Compared With Three Months ended June 30, 1999

Revenues for the three months ended June 30, 2000 increased to $380,948 from $317,977 for the three months ended June 30, 1999. The increase of $62,971 is primarily a result of increases in revenue derived from long term contracts.

The cost of sales and services for the three months ended June 30, 2000 increased to $159,932 from $54,085 for the three months ended June 30, 1999. The increase of $105,847 resulted primarily from increased technical and support staff for the I-Link Enterprise contracts and with new Dataqual installations.

Selling and marketing expenses for the three months ended June 30, 2000 decreased to $43,428 from $66,167 for the three months ended June 30, 1999. This decrease of $11,088 is a result from by a decrease in salaried marketing personnel.

General and administrative expenses for the three months ended June 30, 2000 increased to $346,309 from $252,928 for the three months ended June 30, 1999. The increase of $93,381 primarily resulted from an increases in professional services fees related to our annual audit and preparation of our annual report and proxy statement.

Interest expense, net, for the three months ended June 30, 2000 was $4,780, as compared to $13,930 for the three months ended June 30, 1999. The decrease in interest expense of

$9,150 resulted from reductions in notes payable in our debt settlement efforts last year and in the first quarter of this year

Extraordinary items, net for the three months ended June 30, 2000 increased to $965,410 as compared to $-0- for the three months ended June 30, 1999. The increase resulted primarily from the net gain derived from the payment of a note receivable. (See "Related Party Transactions" in the Notes (unaudited) to the Condensed Consolidated Financial Statements.)

Net profit for the three months ended June 30, 2000 and the three months ended June 30, 1999 were $765,690 and $67,272, respectively.

Six Months ended June 30, 2000 Compared With Six Months ended June 30, 1999

Revenues for the six months ended June 30, 2000 increased to $1,093,277 from $549,669 for the six months ended June 30, 1999. The increase of $543,608 is primarily a result of revenue derived from long term contracts, sales of Dataqual software upgrades and $268,976 in revenue generated by our new subsidiary, Quotient Capital Corporation from realized gains on securities sold. (See Part II, Item 5 "Other Information").

The cost of sales and services for the six months ended June 30, 2000 increased to $421,974 from $93,045 for the six months ended June 30, 1999. The increase of $328,929 resulted primarily from increased technical and support staff for the I-Link Enterprise contracts and with new Dataqual installations as well as a reduction in capitalized which resulted from completion of the production versions of I-Link Enterprise and Dataqual..

Selling and marketing expenses for the six months ended June 30, 2000 increased to $137,391 from $112,109 for the six months ended June 30, 1999. This increase of $25,282 is a result from increased costs associated with a new marketing outreach program and is partially offset by a reduction in salaried marketing personnel.

General and administrative expenses for the six months ended June 30, 2000 increased to $584,651 from $445,510 for the six months ended June 30, 1999. The increase of $139,141 primarily resulted from an increases in rent expense, depreciation expense for computer equipment and amortization of capitalized software costs, as well as professional services fees associated with our annual audit and preparation of our annual report and proxy statement.

Interest expense, net, for the six months ended June 30, 2000 was $9,559, as compared to $43,763 for the six months ended June 30, 1999. The decrease in interest expense of $34,204 resulted from reductions in notes payable in our debt settlement efforts last year and continuing into the first quarter and second quarter of this year in which $131,539 of our outstanding notes payable were paid.

Interest income for the six months ended June 30, 2000 was $27,917, as compared to $-0-
for the six months ended June 30, 1999.

Extraordinary items, net for the six months ended June 30, 2000 increased to $1,177,483 as compared to $-0- for the six months ended June 30, 1999. The increase resulted primarily from the net gain derived from the payment of a note receivable and from the settlement with various creditors. See "Related Party Transactions" in the Notes (unaudited) to the Condensed Consolidated Financial Statements.)

Net profit for the six months ended June 30, 2000 and the six months ended June 30, 1999 were $1,145,101 and $(13,543), respectively.

Liquidity and Capital Resources

Working capital at June 30, 2000 was $3,682,682 as compared to $1,050,283 at December 31, 1999.

We have funded our operations and working capital needs through a series of private equity, the exercise of investor warrants, and payments received under new contracts.

Cash and cash equivalents at June 30, 2000 were $10,018, a decrease of $5,711 from December 31, 1999. During the six months ended June 30, 2000, we used $998,441 net cash in our operating activities as compared to using $348,005, for the six months ended June 30, 1999. This net change in the use of cash in operations of $650,436 was the result of an increase in operating expenses and notes receivable.

During the six months ended June 30, 2000, we used $96,242 for investing activities as compared to $415,163, for the six months ended June 30, 1999. The decrease of $318,921 in the use of cash for investing activities resulted primarily from a decrease in capitalized research and development costs associated with bringing new software products to market.

During the six months ended June 30, 2000, we generated net cash of $1,088,973 from financing activities as compared to $777,121 for the six months ended June 30, 1999, 1998. The increase of $311,852 resulted from capital raised though the private placement of common stock and the exercise of investor warrants in the period.

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

As of June 30, 2000, we had past due obligations for which there were claims and judgments of approximately $467,000, a decrease of $325,000 from December 31, 1999. Deferred payment terms have been negotiated with many of our vendors and critical services have not been suspended, nor has there been cancellation of orders due to delays in product delivery as a result. We intend to use the cash generated from operations, from the sale of marketable securities we own and our own common stock to satisfy the remaining past due amounts. We may have an opportunity to discount or reduce some of the trade and other creditor's debts.

We had, at June 30, 2000 working capital of $3,682,682. We anticipate that it will be likely that we will raise additional funds through additional equity offerings, primarily through the exercise of outstanding warrants. We believe, that with cash generated from these offerings and from our operations that we will meet our current operational and business plans for the next twelve months and operations will not be curtailed or delayed because of the lack of sufficient financing.

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

From April through June, 2000, we issued 1,834,529 shares of our common stock which are subject to restrictions under Rule 144 of the Securities Act of 1933. Of these shares, 1,007,795 were issued upon exercise of warrants at prices ranging from $1.00 to $2.00 per share in exchange for $386,236 in cash and cancellation of an additional 387,176 warrants with a net exercise price of $.38 per share, 732,859 shares under the Class A Redeemable warrant exchange program (See Item 5. "Other Information", 35,000 shares for services rendered, 2,575 shares under the non-qualified employee stock purchase plan and 56,300 shares in exchange for $225,000 in cash.

Item 4 - Submission of Matters to a Vote of Security Holders

     a) The Company's 2000 Annual Meeting of Stockholders was held on June 16, 2000.

     b) Proxies were solicited by management pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees for election to the board of directors as listed in the proxy statement, and all such nominees were elected pursuant to the vote of the stockholders.

     c)   Each matter voted upon

     Election of directors to serve as Directors until the next Annual Meeting of Stockholders as follows:

                                                                 ABSTAIN
                                FOR                AGAINST      WITHHELD
     Douglas A. Cohn            7,414,244          -0-          -0-
     Alan W. Grofe'             7,414,244          -0-          -0-
     Jack Anderson              7,414,244          -0-          -0-
     Dr. J. Brian Copley        7,414,244          -0-          -0-

     The total number of shares of Common Stock, $0.0001 par value, outstanding as of May 26, 2000, the record date of the Annual Meeting, was 14,045,094.

Item 5:  Other Information

We formed a new subsidiary, Quotient Capital Corporation in the first quarter of 2000. We began this new enterprise to manage and optimize the value of investments owned by us. We immediately began realizing gains from Quotient Capital Corporation and through June 30, 2000 we generated $286,9760 in revenue derived from the sales of marketable securities. (See Part I: "Management's Discussion and Analysis").

On February 29, 2000, we announced an exchange of common stock for approximately 5,000,000 Class A Redeemable Warrants issued to stock holders of record on June 14, 1999, a conversion rate of one share of common stock for every seven warrants held. As of June 30, 2000, 732,859 shares of our common stock were issued under the exchange program. In conjunction with this exchange program, we announced a call of the remaining Class A Warrants pursuant to the call provisions of the Warrant with October 3, 2000, as the redemption date.

On April 5, 2000, we announced an agreement in principle with MD Home.com, a healthcare internet portal and information resource company for medical professionals to exchange 500,000 shares of our common stock which will be subject to the restrictions of Rule 144 of the Securities Act of 1933 for 2,500,000 convertible preferred shares and 350,000 common stock purchase warrants of MD Home.com. This transaction has not been completed as of the date of this report.

On April 20, 2000, we announced an agreement in principle to purchase all the outstanding stock of Information Resource Products, Inc. and IRP Systems, Inc. for $3,900,000 plus $1,000,000, which is designated to purchase shares of our common stock in the open market, 25,000 shares of our common stock which is to be allocated to the sellers employees and 250,000 common stock purchase warrants that are exercisable for a period of two years at $10.00 per share. The closing of this acquisition is pending as of the date of this report.

None.

Item 6:  Exhibits and Reports on Form 8-K

Form 8-K filed on May 31, 2000 stated that we received final payment on the note receivable which is detailed in Item 5. Other Information and in the Notes to the unaudited Condensed Consolidated Financial Statements..


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


H-Quotient, Inc.


August 15, 2000                     By:     /s/ Douglas A. Cohn
                                            Douglas A. Cohn
                                            Chairman and Chief Executive Officer

Exhibit 27.1
This schedule contains summary financial information extracted from the unaudited condensed consolidated balance sheet as of June 30, 2000 and the unaudited condensed consolidated statement of operations for the six months ended June 30,2000, and is qualified in its entirety by reference to such financial statements.

Period Type:
12 Months
Fiscal year end:
December 31, 2000
Period end:
June 30, 2000

Cash:                                                                    10,018
Securities:                                                           4,075,968
Accounts receivables:                                                   184,591
Allowances for doubtful accounts:                                        18,790
Notes Receivable                                                        999,253
Costs and estimates in excess of billing                                468,687
Prepaids and other current assets                                       112,884
Inventory:                                                                    0
Total current assets:                                                 5,832,611
Property, plant & equipment:                                            293,852
Accumulated depreciation:                                               141,116
Total assets:                                                         6,373,235
Total current liabilities:                                            2,176,148
Common stock:                                                              1501
Other stockholders' equity:                                           4,195,586
Total liabilities and stockholders' equity:                           6,373,235
Net sales of tangible products:                                         561,617
Total revenues:                                                         824,301
Cost of tangible goods sold:                                                  0
Total costs and expenses applied to sales and revenue:                  421,974
Other costs and expenses:                                               722,042
Provision for doubtful accounts and notes:                                    0
Interest and amortization of debt discount:                             (18,358)
Income before taxes and other items:                                    (32,382)
Income tax expense:                                                           0
Income/loss continuing operations:                                      (32,382)
Discontinued operations:                                                      0
Extraordinary items:                                                  1,151,264
Cumulative effect-changes in accounting principles:                           0
Net income or loss:                                                   1,145,101
Earnings per share-primary:                                                0.08
Earnings per share-fully diluted:                                          0.07