Form 10QSB/A
period 2000-06-30
H QUOTIENT INC
filed 2000-08-17
CIK 1001781

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


The cost of sales and services for the six months ended June 30, 2000 increased to $421,974 from $93,045 for the six months ended June 30, 1999. The increase of $328,929 resulted primarily from increased technical and support staff for the I-Link Enterprise contracts and with new Dataqual installations as well as a reduction in capitalized research and development costs which resulted from completion of the production versions.


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

PART II: OTHER INFORMATION

Item 1:   Legal Proceedings


We currently have four judgments totaling approximately $30,000 plus interest entered against us. These judgments, which are disputed, have been fully accrued on our books. There is one other judgement totaling $105,000 plus interest for which a settlement has been negotiated.

On January 10, 1997 the Internal Revenue Service ("IRS") filed in the Circuit Court for the County of Fairfax, Virginia, a Notice of Federal Tax Lien in the amount of $386,234.73 against us for employment withholding tax liabilities of Integrated Systems Technology, Inc. ("IST"), formerly a wholly owned subsidiary which we owned from September 1994 through December 1996. It is the opinion of our special counsel, Carr Goodson Lee & Warner P.C., Washington D.C.; that there is no "alter ego" liability on the part of us and that the lien filed against us is wrongful and should be released. We have made efforts to get the lien released but the IRS has refused. In the meantime, the IRS since the filing of the Notice, has not made any effort to enforce it against us. In the event the lien is not released, we may have to bring a suit against the IRS in the Federal courts for wrongful levy.

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