Form 10QSB
period 2000-09-30
H QUOTIENT INC
filed 2000-11-15
CIK 1001781

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                          QUARTERLY REPORT PURSUANT TO
           SECTION 13 OR I5(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                              Commission File No.:

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 19,735,005 of its $.0001 par value common stock as of September 30, 2000.

H-QUOTIENT INC.

FORM 10-QSB
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
INDEX



PART I:   FINANCIAL INFORMATION (unaudited)

Item 1 :                                                                    PAGE

Condensed Consolidated Balance Sheet as of September 30, 2000
and December 31, 1999                                                          2

Condensed Consolidated Statements of Operations for the nine month periods ended September 30, 2000, and September 30, 1999, and the three month
periods ended September 30, 2000 and September 30, 1999                        3

Condensed Consolidated Statements of Stockholders' Equity
for the nine months ended September 30, 2000                                   4

Condensed Consolidated Statements of Cash Flows for the nine months ended
September 30, 2000, and the nine months ended September 30, 2000               5

Notes to Unaudited Condensed Consolidated Financial                            6
Statements for the nine months ended September 30, 2000

Item 2:
Management's Discussion and Analysis of Financial Condition                   15
and Results of Operations

 PART II:         OTHER INFORMATION

 Item 1: Legal Proceedings                                                    19

 Item 2: Changes in Securities and Use of Proceeds                            20

 Item 5: Other Information                                                    21

 Item 6: Exhibits and Reports on Form 8-K                                     21

                       H-QUOTIENT, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                                     ASSETS
                                                                                   30-Sep-00             31-Dec-99
                                                                                ------------          ------------
                                                                                  (unaudited)             (audited)
Current assets:
   Cash                                                                         $      8,356          $     15,729
   Investment in equity securities                                                 1,550,003             2,915,322
   Contracts receivable, less allowance for doubtful accounts
      of $18,790                                                                     127,751               671,724
   Due from officers                                                                  23,608                  --
   Costs and estimated earnings in excess of billings                                   --
      on uncompleted contracts                                                       644,113                36,145
   Notes Receivable                                                                  782,000                  --
   Advances for Escrow                                                             1,171,432                  --
   Prepaid expenses                                                                1,838,447                41,503
                                                                                ------------          ------------
      Total current assets                                                         6,145,710             3,680,423
                                                                                ------------          ------------
   Property and equipment, net                                                       170,257                77,031
   Capitalized software, net                                                         345,760               371,959
   Non-marketable securities                                                       2,044,734
   Deposits and other assets                                                          56,086                68,631
                                                                                ------------          ------------
      Total assets                                                              $  8,762,546          $  4,198,044
                                                                                ============          ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                             $    318,171          $    464,547
   Accrued expenses                                                                1,593,918             1,561,383
   Short-term debt                                                                   298,666               275,130
   Billings in excess of costs and estimated earnings on
      uncompleted contracts                                                             --                 205,302
   Deferred revenues                                                                  95,897               123,778
                                                                                ------------          ------------
      Total current liabilities                                                    2,306,651             2,630,140
                                                                                ------------          ------------

Commitments and contingencies                                                           --                    --

Shareholders' accumulated deficit:
   Preferred stock, $.0001 par value, 10,000,000 shares
      authorized; 100 shares issued and outstanding                                     --                    --
   Common stock, $.0001 par value, 90,000,000 shares
      authorized; 19,735,005 and 12,464,866 shares issued and
      outstanding at September 30, 2000 ((unaudited), and
      December 31, 1999, respectively                                                  1,974                 1,247
   Additional paid-in capital                                                     14,726,116            12,191,130
   Accumulated deficit                                                            (8,272,195)          (10,624,473)
                                                                                ------------          ------------
      Total shareholders' equity (accumulated deficit)                             6,455,895             1,567,904
                                                                                ------------          ------------
      Total liabilities and shareholders' equity                                $  8,762,546          $  4,198,044
                                                                                ============          ============





          See accompanying notes to consolidated financial statements.

                       H-QUOTIENT, INC. AND SUBSIDIARIES


                 Condensed Consolidated Statements of Operations


                                                                Nine months ended                   Three months ended
                                                        Sept. 30, 2000    Sept. 30, 1999    Sept. 30, 2000     Sept. 30, 1999
                                                        --------------    --------------    --------------     --------------
                                                            (unaudited)       (unaudited)       (unaudited)        (unaudited)
Revenues:
         Dataqual Group:
         Software sales                                   $    652,679      $    425,736      $     85,062      $    202,828
         Maintenance and service income                        394,026           518,904           131,342           196,373
                                                          ------------      ------------      ------------      ------------
                                                             1,046,704           944,640           216,403           399,201
         Quotient Capital:
         Gain of securities sales                            1,568,976              --           1,300,000              --
                                                          ------------      ------------      ------------      ------------
              Total revenues                                 2,615,680           944,640         1,516,403           399,201
                                                          ------------      ------------      ------------      ------------
Operating expenses:
         Cost of sales and services                            520,876           216,750           107,045           123,705
         Selling and marketing                                 165,730           183,785            48,744            71,675
         General and administrative                            820,493           700,606           227,513           255,096
                                                          ------------      ------------      ------------      ------------

              Total operating expenses                       1,507,099         1,101,141           383,301           450,476
                                                          ------------      ------------      ------------      ------------

Operating income (loss)                                      1,108,581          (156,501)        1,133,102           (51,275)

Other income (expense) :
         Interest expense                                      (14,339)          (69,929)           (4,780)          (20,166)
         Interest income                                        27,917              --                --                --
         Other income (expense)                                   --                --                --                --
                                                          ------------      ------------      ------------      ------------

            Total other expense                                 13,578           (63,929)           (4,780)          (20,166)
                                                          ------------      ------------      ------------      ------------

Income (loss) before provision for income taxes and
         extraordinary item                                  1,122,159          (220,430)        1,128,322           (71,441)

Provision for income taxes                                        --                --                --                --
                                                          ------------      ------------      ------------      ------------

Income (loss) before extraordinary item                      1,122,159          (220,430)        1,128,322           (71,441)

Extraordinary item                                           1,230,119           582,921            78,855           447,476
                                                          ------------      ------------      ------------      ------------
         Net income (loss)                                $  2,352,278      $    362,491      $  1,207,177      $    376,035
                                                          ============      ============      ============      ============

EARNINGS PER COMMON SHARE:
         Basic                                            $       0.15      $       0.05      $       0.07      $       0.05
                                                          ------------      ------------      ------------      ------------
         Diluted                                          $       0.13      $       0.05      $       0.06      $       0.05
                                                          ============      ============      ============      ============

WEIGHTED AVERAGE COMMON SHARES
         Basic                                              15,233,393         6,789,508        17,241,108         7,748,624
                                                          ------------      ------------      ------------      ------------
         Diluted                                            17,732,943         6,789,508        19,361,764         7,748,624
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

                       H-QUOTIENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders' Equity (Accumulated Deficit)

Six months ended June 30, 2000 (unaudited) and the year ended December 31, 1999

                                                                 Common Stock           Additional     Accumulated            Total
                                                          -------------------------        paid in          income    shareholders'
                                                              Shares         Amount        capital        (deficit) equity (deficit)
                                                          ----------   ------------   ------------    ------------  ---------------
December 31, 1998                                          5,110,705   $        511   $  7,489,905    $(11,664,498)   $ (4,174,082)


Issuance of common stock:
         Regulation D offering @ $0.60 per share             446,389             45        267,788            --           267,833
         Regulation D offering @ $0.50 per share           1,431,411            143        720,557            --           720,700
         Pro-rata additional shares                           59,278              6           --              --                 6
         Warrants exercised (Regulation D offering)
              @ $0.25 per share                              460,000             46        114,954            --           115,000
              @ $0.25 per share                              100,000             10         24,990            --            25,000
              @ $0.50 per share                               99,000             10         49,490            --            49,500
              @ $0.75 per share                               30,000              3         22,497            --            22,500
         Stock issuance - Rule 144
              @ $1.00 per share                              500,000             50        499,950            --           500,000
              @ $0.50 per share                              122,000             12         60,988            --            61,000
              @ $0.69 per share                              390,909             39        268,749            --           268,788
              @ $0.88 per share                               40,000              4         34,996            --            35,000
              @ $0.84 per share                               16,667              2         14,062            --            14,064
              @ $0.94 per share                               41,500              4         38,903            --            38,907
              @ $0.78 per share                               36,205              4         28,280            --            28,284
              @ $1.00 per share                               67,188              7         67,181            --            67,188
              @ $0.78 per share                               10,762              1          8,407            --             8,408
              @ $0.81 per share                               11,732              1          9,532            --             9,533
              @ $1.41 per share                                4,020           --            5,653            --             5,653
              @ $2.00 per share                                2,350           --            4,700            --             4,700
         Warrants exercised (Regulation D offering)
              @ $1.00 per share                            2,999,750            300      2,999,450            --         2,999,750
              @ $0.50 per share                              300,000             30        149,970            --           150,000
         Stock issuance - Rule 144
              @ $1.75 per share                              185,000             19        323,731            --           323,750
         Less: shares sold in exchange for note
            receivable (See note14)                             --             --       (1,013,603)           --        (1,013,603)
Net income for 1999                                             --             --             --         1,040,025       1,040,025
December 31, 1999                                         12,464,866   $      1,247   $ 12,191,130    $(10,624,473)   $  1,567,904

         Issuance of common stock:
                Warrants exercised @ $.75 per share          425,000             43        318,708                         318,750
                Warrants exercised @ $.80 per share          250,000             25        199,975            --           200,000
                Warrants exercised @ $1.06 per share           8,309              1          8,807                           8,808
                Warrants exercised @ $5.00 per share          30,100              3        150,497                         150,500
                Warrants exercised @ $.58 per share        1,007,795            101        586,135                         586,236
         Stock Issuance - Rule 144
              @ $1.00 per share                               75,000              8         74,992                          75,000
              @ $1.50 per share                              475,000             48        712,452                         712,500
              @ $2.38 per share                               34,065              3         81,072                          81,075
              @ $3.00 per share                                6,500              1         19,499                          19,500
              @ $4.00 per share                               60,715              6        242,854                         242,860
              @ $5.031 per share                              35,000              4        139,996                         140,000
              @ $0.0001 par value per share                4,862,655            486                                            486
Net income for September 30, 2000                                                                        2,352,278       2,352,278
                                                          ----------   ------------   ------------    ------------    ------------
September 30, 2000                                        19,735,005          1,974     14,726,116      (8,272,195)      6,455,895
                                                          ==========   ============   ============    ============    ============


          See accompanying notes to consolidated financial statements.

                Condensed Consolidated Statements of Cash Flows

                  Nine months ended September 30, 2000 and the
                     nine monthes ended September 30, 1999

                                                                                         30-Sep-00               30-Sep-99
                                                                                       -----------             -----------
                                                                                        (unaudited)             (unaudited)
Cash flows from operating activities:
         Net income (loss)                                                             $ 2,352,278             $  (220,429)
Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
         Depreciation                                                                       65,236                  43,836
         Amortization                                                                       80,530                  27,418
         Gain on sale of equipment                                                            --                      --
         Stock issued for current expenses                                                  19,500                   1,000
         Unrealized loss on securities                                                        --                      --
         Realized gain on sale of securities                                              (987,347)                   --
         Extraordinary gain                                                               (290,928)                   --
Changes in operating assets and liabilities:
         (Increase)/decrease in:
         Contracts receivable                                                              543,973                (107,471)
         Note receivable                                                                (1,953,432)                   --
         Due from officers                                                                 (23,608)                  6,089
         Costs and estimated earnings in excess of billings                               (607,171)                   --
         Prepaid expenses and other current assets                                         (93,899)                (60,087)
         Deferred charges and other assets                                                    --                   (58,788)
         Increase/(decrease) in:
         Accounts payable                                                                 (146,376)                174,292
         Accrued expenses                                                                  (22,798)                145,337
         Billings in excess of costs and estimated earnings                               (205,302)                 58,875
         Deferred revenues                                                                 (27,881)                (23,419)
                                                                                       -----------             -----------
         Net cash used in operating activities                                          (1,297,225)                (13,347)
                                                                                       -----------             -----------

Cash flows from investing activities:
         Additions to property and equipment                                              (137,824)                (61,591)
         Proceeds from sale of equipment                                                      --                     1,550
         Capitalized software                                                              (52,855)               (368,352)
                                                                                       -----------             -----------
         Net cash used in investing activities                                            (190,679)               (428,393)
                                                                                       -----------             -----------

Cash flows from financing activities:
         Proceeds from exercise of warrants                                                864,296                    --
         Proceeds from sale of common stock                                                598,935                 678,332
         Proceeds from notes payable                                                          --                    60,000
         Proceeds from temporary advances                                                  170,855                    --
         Repayment of notes payable                                                       (147,845)               (275,000)
         Repayment to related parties                                                         --                      --
         Repayment of temporary advances                                                      --                      --
                                                                                       -----------             -----------
         Net cash provided by financing activities                                       1,486,241                 463,332
                                                                                       -----------             -----------

Net increase in cash                                                                        (1,662)                 21,593
Cash at beginning of period                                                                 10,018                   1,776
                                                                                       -----------             -----------
Cash at end of period                                                                  $     8,356             $    23,369
                                                                                       ===========             ===========

          See accompanying notes to consolidated financial statements.

H-QUOTIENT, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Nine Months Ended September 30, 2000

Organization

H-Quotient, Inc., and Subsidiary (the "Company") was incorporated in the Commonwealth of Virginia on May 12, 1999, as a wholly-owned subsidiary of Integrated Healthcare Systems, Inc. ("IHS"). On June 14, 1999, IHS executed a downstream merger in which all the issued and outstanding shares of common stock of IHS were exchanged for an equal number of shares of the $.0001 par value common stock of the Company. The Company develops, markets, installs and maintains integrated software and hardware systems. The Company markets its products to private and public healthcare facilities.

Basis of Presentation of Interim Information

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company. All intercompany transactions have been eliminated. In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements include all material adjustments, including all normal recurring adjustments, considered necessary to present fairly the financial position of and operating results for the periods presented. The financial statements and notes are presented as permitted by Form 10-QSB, do not include certain information included in financial statements for the year ended December 31, 1999, which was included in the Company's recently filed Form 10KSB. It is the Company's opinion that when the interim statements are read in conjunction with the December 31, 1999, audit report included in Form 10KSB, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

Accounting Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the associated amounts of revenues and expenses during the period reported. Actual results could differ from the estimates.

Revenue Recognition and Deferred Revenue - The Company's revenue recognition policies are in compliance with American Institute of Certified Public Accountants Statements of Position 97-2, 98-4 and 98-9, Software Revenue Recognition. The Company sells software systems under noncancelable sales agreements. Revenue from a software system sale is recognized when a sales agreement is in force, the product has been delivered, the sales price is fixed and determinable collectibility is reasonably assured. If a software system sale includes multiple elements, the sale price is allocated to each element according to its actual selling price.

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

Cash Equivalents - For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments - The Company considers the recorded value of its financial assets and liabilities, consisting principally of contracts receivable, investments in equity securities, accounts payable, accrued expenses and debt to approximate the fair value of the respective assets and liabilities at September 30, 2000, and December 31, 1999.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments and contracts receivable. The Company has cash investment policies that restrict placement of these investments to financial institutions evaluated as highly creditworthy. The Company generally does not require collateral on contracts receivable as the Company's customer base consists of large, well-established companies and government entities. The carrying amount of the contract receivable approximates its net realizable value.

Property and Equipment - Property and equipment are stated at cost. Depreciation of property and equipment is determined using the straight-line method over the estimated useful lives of the assets, as follows:

                Office and computer equipment.    2-5 years
                Furniture and fixtures            3-7 years

Capitalized Software Costs - The Company capitalizes software development costs incurred subsequent to the internal release of the product for acceptance testing. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding four years, based on the economic life of the product. Capitalized software costs amounted to $352,311 and $69,308 in 1999 and 1998 respectively. There have been no capitalized software costs up through the none months ended September 30, 2000. Related accumulated amortization and amortization charges were $130,190 and $80,530 respectively for the nine months ended September 30, 2000, $49,660 in 1999 and none in 1998. The carrying amount of acquired technology and software development is periodically reviewed by the Company for impairment. Impairment is recognized when the future gross revenues from products, reduced by the estimated future costs of completing and disposing of those products, including the costs of maintenance and customer support required at the time of sale, is less than the carrying amount of the product.

Intangible Assets - Amortization of intangible assets is determined using the straight-line method over the estimated useful lives of the assets, as follows:

        Financing costs                        5 years
        Maintenance contracts                  2 years
        Customer lists                         2 years
        Copyrights                             4 years

Annually, the Company makes an assessment of the remaining fair value of intangible assets. Declines in fair market value considered to be other than temporary are expensed immediately.

Income Taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statements and income tax purposes. The differences relate primarily to depreciable assets (use of different depreciation methods and lives for financial statement and income tax purpose), and officer salary and legal contingencies accrued but not paid (deductible for financial statement purpose but not for income tax purpose). Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses and tax credits that are available to offset future taxable income.

Earnings Per Share - Basic earnings per share are computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per share include the dilutive effect of warrants and contingent shares.

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

Statement of Financial Accounting Standards ("SFAS") No. 123 " Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. The Company has elected to continue its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

Investment in Equity Securities - The Company holds 230,626 shares of common stock of Internet Guide, Inc., (a development stage company) which were acquired in December 1999. The transaction was a related party transaction as an officer and director of the Company is also an officer, director and significant shareholder of Internet Guide, Inc. Accordingly, equity securities for Internet Guide, Inc. are stated at their carrying value. The Company held additional securities valued at $2,076,889, which were received in May 2000 and September 2000 as payment for a Note Receivable and in exchange for commercial trade credits which are carried as prepaid travel and inventory costs. These shares are stated at their carrying value. The 519,283 shares of Worldtech Waste Management, Inc., were received in exchange for 45,000 shares common stock of Computone Corp. and for a reduction in price of $3.00 per share of an additional 77,400 shares of Computone Corp. common stock, which we received in May 2000 as partial payment of the above referenced note receivable.

The following is information on investments in equity securities as of September 30, 2000:

                                                                    Carrying Value
                                Shares of                         ----------------
                                  common          Price                                                    Realized
         Company                stock held      per share            Fair Value       Unrealized Loss         Gain
---------------------------    -------------   ------------       ----------------    ----------------    ------------
Internet Guide, Inc.                233,515      $  6.50          $      1,517,848            -                 -
Worldtech Waste Mgmt.               519,283      $  1.01          $        526,889            -                 -
Veridien Corp.                    4,687,500      $  0.16          $        750,000            -                 -
Veridien Corp.                    8,000,000      $  0.10          $        800,000            -                 -
                                                                  $      3,587,131
                                                                  ================

Notes Receivable:

Notes receivable consist of the following:

                                                                       September
                                                                        30, 2000
         Unsecured notes in a real estate portfolio with annual
         interest at prime plus 1.5% due at various dates
         thru June 30, 2002                                         $    732,000

         Unsecured note from an officer with
         Annual interest at 6% due December 31,
         2000                                                             50,000
                                                                    ------------
                                                                    $    782,000
Advances for Escrow:

         Advances made for Acquisition escrow                          1,171,432
                                                                    ------------
         (See Item 5. "Other Information")                          $  1,171,432


Property and Equipment -

Property and equipment consists of the following:

                                          September               December 31,
                                           30, 2000                   1999
                                       --------------           ---------------

    Office and computer equipment      $      328,043           $       190,218


    Furniture and fixtures                      7,291                     7,291
                                       --------------           ---------------
                                              335,334                   197,509
    Less: accumulated depreciation           (165,078)                 (120,478)
                                       --------------           ---------------
                                       $      170,256           $        67,776
                                       ==============           ===============


Depreciation expense of property and equipment was $23,962 and $55,147 for the nine months ended September 30, 2000, and the year ended December 31, 1999, respectively.


Lease Commitments

Beginning May 21, 1999, the Company entered into a two-year sublease agreement for office space. Future minimum lease payments as of December 31, 1998, under operating leases with terms greater than one year are as follows:

                           Year Ending

                           December 31, 2000                             106,776
                           December 31, 2001                              44,490
                                                                      ----------
                                                                      $  213,552

Rent expense is as follows:

Three months ended September 30, 2000 (unaudited)                     $   26,695

Three months ended September 30, 1999 (unaudited)                     $   26,695

Nine months ended September 30, 2000 (unaudited)                      $   80,084

Nine months ended September 30, 1999 (unaudited)                      $   28,962


Short term debt -

Short-term debt consists of the following:

                                                 September              December
                                                  30, 2000              31, 1999
                                                 ---------           -----------

Unsecured note payable to a bank with interest
  at prime plus 1%.                              $       -           $    70,000

Note to a former law firm of the Company with
  interest at 9% due throughout 1999 and 1998.      52,500               105,000

Unsecured non-interest bearing demand note
  payable to an individual                                                35,320
                                                         -
Unsecured promissory notes payable with
  interest at 15%.                                  64,810                64,810
                                                 ---------           -----------
                                                 $ 117,310           $   275,310


Uncompleted Contracts -

                                                     Nine months ended September
                                                               30, 2000
                                                     ---------------------------

Costs incurred on uncompleted contracts                           $      885,850

Gross profit recognized to date on uncompleted
  Contracts                                                              831,055
                                                                  --------------
                                                                       1,716,905

Less:  Billings to date                                                1,072,793
                                                                  --------------
                                                                  $      644,112
                                                                  ==============

Included in accompanying balance sheets under the following captions:

  Costs and estimated earnings in excess
    of billing on uncompleted contracts                           $      644,112

  Billings in excess of cost and estimated
    earnings on uncompleted contracts
                                                                  --------------
                                                                  $      644,112
                                                                  ==============

 Earnings Per Share

The following data shows the amounts used in computing basic and diluted earnings per share for the nine months ended September 30, 2000, (unaudited) and 1999 (unaudited) and for the three months ended September 30, 2000, (unaudited) and 1999 (unaudited) respectively .

                                                     Nine months ended                  Three months ended
                                                       September 30,                       September 30,
                                             ------------------------------       -------------------------------
                                                2000              1999                2000              1999
                                             ------------      ------------       -------------      ------------
                                             (unaudited)       (unaudited)        (unaudited)        (unaudited)
Net income (loss) to Common shareholders      $ 2,352,278      $    362,491       $   1,207,177      $    376,035
Weighted average number of outstanding
   common shares - basis                       15,233,393         6,789,508          17,241,108         7,748,624
Dilutive effect of warrants to purchase
   common shares                                2,499,550                -            2,120,656                 -
                                             ------------      ------------       -------------      ------------

Diluted common shares outstanding              17,732,943         6,789,508          19,361,764         7,748,624
                                             ============      ============       =============      ============

Net income (loss) - basic                    $       0.15      $       0.05       $        0.07      $       0.05

                  - diluted                          0.13              0.05                0.06              0.05
                                             ============      ============       =============      ============

Related Party Transactions -

On December 31, 1999, the Company sold 150,000 shares of common stock of Internet Guide, Inc. at $10.375 per share and 185,000 shares of common stock of the Company at $1.75 per share plus had debt of $70,833 paid on behalf of the Company, in exchange for a promissory note totaling $1,950,833. The promissory note was subsequently paid in full on May 20, 2000 via cash of $330,000 and stock in companies with a fair value of $1,648,800. The Company has accounted for these transactions as if the Company exchanged common shares of common stock of the Company for a promissory note receivable. The gain of $987,546 resulting from this sale was deferred and recognized in the three-month period ending June 30, 2000.

On September 30, 2000, we sold 200,000 shares of common stock of Internet Guide, Inc., at $13.00 per share in exchange for 8,000,000 shares of Veridien Corp. common stock, which is subject to restrictions under Rule 144 of the Securities Act of 1933, $1,068,000 in prepaid commercial trade credits, which we will apply to computer equipment and travel expenses, and $732,000 in a series of notes receivable, with annual interest of prime plus 1.5% per annum. These notes are performing according to terms and accordingly they are recorded at face value. The gain on the sale of the 200,000 shares of Internet Guide, Inc., is recognized in the current period.


Supplemental Information to the Condensed Consolidated Statement of Cash Flows

Supplemental disclosure regarding noncash financing activities are as follows:

For the nine month and the three month periods ended September 30, 2000 (unaudited):

         In exchange for $1,691,000 in commercial trade credits, we issued 415,000 shares of our common stock and 82,154 shares of Internet Guide, Inc., common stock that we owned. (See Item 2. "Changes in Securities and Use of Proceeds" and the Related Party Transactions and Investment in Securities sections of the Notes to the Condendsed Consolidated Financial Statements (unaudited).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and related notes for the nine months ended September 30, 2000, and with the Company's audited financial statements and accompanying notes for the year ended December 31, 1999. This report contains forward-looking statements, such as statements of the Company's plans, objectives, expectations and intentions, within the meaning of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those anticipated in forward-looking statements and are made as of the date of this report. The Company assumes no obligation to update them. The discussion contained herein relates to the financial statements, which have been prepared in accordance with GAAP.

Overview

H-Quotient, Inc., is a Virginia corporation, incorporated on May 12, 1999, and is the successor by merger to Integrated Healthcare Systems, Inc., ("IHS") which was a Delaware corporation organized in 1993 under the name of Travel Technologies International, Inc. Our business, which we acquired from IHS through the merger, is the designing, development, selling and maintenance of computer software systems for the management of patient care in hospitals.

Our business and assets were owned and operated by IHS until June 14, 1999, the effective date of a downstream merger between the companies. The 7,526,284 shares of outstanding common stock (par value $.0001) of Integrated Healthcare Systems, Inc., were exchanged for 7,526,284 shares of H-Quotient, Inc., common stock, (par value $.0001).

Our principal products consist of DataQual(R), which includes I-Linksm and I-Linksm Enterprise, which includes the Central Data Repository. DataQual is a software system designed to capture information on quality of care, risk management, costs and other aspects of the management of patients in hospitals. DataQuotient(R) is being adapted from DataQual(R) for the extended-care market. DataQual's companion product, I-Link, an interface engine, is designed to interconnect and extract data from any and all hospital information systems in the hospitals. I-Link Enterprise is a system of servers installed on a hospital's local area network (LAN), which acts as an intelligent node on a wide area network, to extract, cleanse, group and map hospital wide data. This data is then transmitted over an Intranet/Virtual Private Network to a Central Data Repository. We believe there is a great need in the healthcare industry for products of this type, and we intend to exploit that need.

Our Business Strategy

We hope to capitalize on the ever-increasing demand in the healthcare industry for improved patient information by becoming a leading provider of software information products and services to the industry. We intend to concentrate at this time on the acute care hospital market and the extended-care market, which constitutes over 60% of the existing market for patient care information delivery software. Our strategy includes the following key elements:

o Continue sales and installation of DataQual with the I-Link interface engine and provide enhancements of those products through additional research and development.

o Continue sales and installation of I-Link Enterprise and the Central Data Repository and enhancements of this product through additional research and development.

o Complete development of DataQuotient, continue sales and commence installations in extended-care facilities.

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

o Continue portfolio investment activity through our subsidiary Quotient Capital Corporation.


Results of Operations

Three Months ended September 30, 2000, Compared With Three Months ended September 30, 1999

Revenues for the three months ended September 30, 2000, increased to $1,561,403 from $399,201 for the three months ended September 30, 1999. The increase of $1,117,202 is primarily a result of revenue derived from the sale of securities. This gain was partially offset by the completion of contracts with two of our customers with whom we have additional on-going contracts.

The cost of sales and services for the three months ended September 30, 2000, decreased to $107,045 from $123,705 for the three months ended September 30, 1999. The decrease of $16,660 resulted primarily from capitalizing research and development costs incurred for our DataQuotient software product, and a reduction in technical personnel costs.

Selling and marketing expenses for the three months ended September 30, 2000, decreased to $48,744 from $71,675 for the three months ended September 30, 1999. This decrease of $22,931 is a result from a decrease in salaried marketing personnel.

General and administrative expenses for the three months ended September 30, 2000, decreased to $227,513 from $255,096 for the three months ended September 30, 1999. The decrease of $27,853 primarily resulted from decreases in personnel costs and legal and accounting fees.

Interest expense, net, for the three months ended September 30, 2000, was $4,780, as compared to $20,166 for the three months ended September 30, 1999. The decrease in interest expense of $15,386 resulted from reductions in notes payable in our on-going debt settlement efforts.

Extraordinary items, net for the three months ended September 30, 2000, decreased to $78,855 as compared to $447,476 for the three months ended September 30, 1999. The decrease resulted because most of our commercial debts were settled in previous periods.

Net profit for the three months ended September 30, 2000, and the three months ended September 30, 1999, were $1,207,177 and $376,035 respectively.

Nine Months ended September 30, 2000, Compared With Nine Months ended September 30, 1999

Revenues for the nine months ended September 30, 2000, increased to $2,615,680 from $944,640 for the nine months ended September 30, 1999. The increase of $1,671,040 is primarily a result of revenue derived from long term contracts, sales of Dataqual software upgrades and $1,568,976 in revenue generated by our new subsidiary, Quotient Capital Corporation from realized gains on securities sold. (See Part II, Item 5 "Other Information").

The cost of sales and services for the nine months ended September 30, 2000, increased to $520,876 from $216,750 for the nine months ended September 30, 1999. The increase of $304,126 resulted primarily from increased technical and support staff for the I-Link Enterprise contracts and with new Dataqual installations in the first and second quarters of this year as well as a reduction in capitalized research and development costs for our DataQual and I-Link Enterprise software systems. These increases were partially offset with a reduction in personnel costs in the third quarter of this year and an increase in new capitalized research and development costs for our DataQuotient software.

Selling and marketing expenses for the nine months ended September 30, 2000, decreased to $165,730 from $183,785 for the nine months ended September 30, 1999. This decrease of $18,055 resulted from increased efficiencies associated with our marketing outreach program and is partially offset by a reduction in salaried marketing personnel.

General and administrative expenses for the nine months ended September 30, 2000, increased to $820,493 from $700,606 for the nine months ended September 30, 1999. The increase of $119,887 primarily resulted from an increases in rent expense, depreciation expense for computer equipment and amortization of capitalized software costs, as well as professional services fees associated with our annual audit and preparation of our annual report and proxy statement.

Interest expense, net, for the nine months ended September 30, 2000, was $14,339, as compared to $69,929 for the nine months ended September 30, 1999. The decrease in interest expense of $55,590 resulted from reductions in notes payable in our debt settlement efforts last year and continuing throughout this year in which $210,394 of our outstanding notes payable were paid.

Interest income for the nine months ended September 30, 2000, was $27,917, as compared to $-0- for the nine months ended September30, 1999.

Extraordinary items, net for the nine months ended September 30, 2000, increased to $1,230,119 as compared to $-0- for the nine months ended September 30, 1999. The increase resulted primarily from the net gain derived from the payment of a note receivable and from settlements with various creditors. (See "Related Party Transactions" in the Notes (unaudited) to the Condensed Consolidated Financial Statements.)

Net profit (loss) for the nine months ended September 30, 2000, and the nine months ended September 30, 1999, were $2,352,278 and $362,491 respectively.

Liquidity and Capital Resources

Working capital at September 30, 2000, was $3,839,059 as compared to $3,682,682 at June 30, 2000, and $1,050,283 at December 31, 1999.

We have funded our operations and working capital needs through profits, private equity placements, and the exercise of investor warrants.

Cash at September 30, 2000, was $8,356, a decrease of $15,013 from September 30, 1999. During the nine months ended September 30, 2000, we used $1,297,255 net cash in our operating activities as compared to using $13,347 for the nine months ended September 30, 1999. This net change in the use of cash in operations of $1,310,572 was the result of an increase in operating expenses and notes receivable, primarily related to funding of an escrow account per the terms of the pending Information Resource Products, Inc., acquisition. (See Item
5. "Other Information").

During the nine months ended September 30, 2000, we used $190,679 for investing activities as compared to $428,393, for the nine months ended September 30, 1999. The decrease of $237,714 in the use of cash for investing activities resulted primarily from an overall decrease in capitalized research and development costs associated with bringing new software products to market, which was partially offset by an increase in computer equipment purchases.

During the nine months ended September 30, 2000, we generated net cash of $1,486,241 from financing activities as compared to $463,332 for the nine months ended September 30, 1999. The increase of $1,022,909 resulted from capital raised though the private placement of common stock and the exercise of investor warrants in the period.

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

We had, at September 30, 2000, working capital of $3,839,059. We believe, that with cash generated from operations and portfolio security sales that we will meet our current operational and business plans for the next 12 months.

We believe that our current staffing, cost structure, and current operating plans will allow us an opportunity to compete effectively as a supplier of information management software to the hospital market and possibly attain profitability in future periods.

Net Operating Loss

At December 31, 1999 and 1998, we had approximately $7,800,000 and $8,000,000 respectively, in net operating loss carryforwards which expire at varying dates between the years 2009 and 2018. We also have a capital loss carryforward of approximately $1,468,720 which expires in 2001. The annual utilization of these carryfowards are significantly limited under Section 382 of the Internal Revenue Code as a result of ownership changes experienced by the Company. A valuation allowance equal to the total deferred tax asset has been established in each period due to the uncertainty regarding the realization of the net deferred tax assets.


PART II: OTHER INFORMATION

Item 1:   Legal Proceedings

We currently have four judgments totaling $30,000 plus interest entered against us.

These judgments, which are disputed, have been fully accrued on our books. There is one judgment with a balance remaining of $52,500 plus interest for which a settlement has been negotiated.

On January 10, 1997, the Internal Revenue Service ("IRS") filed in the Circuit Court for the County of Fairfax, Virginia, a Notice of Federal Tax Lien in the amount of $386,234.73 against us for employment withholding tax liabilities of Integrated Systems Technology, Inc. ("IST"), a wholly owned subsidiary of ours from September 1994 through December 1996. It is the opinion of our special counsel, Carr Goodson Lee & Warner P.C., Washington D.C.; that there is no "alter ego" liability on the part of us and that the lien filed against us is wrongful and should be released. We have made efforts to get the lien released but the IRS has refused. In the meantime, the IRS since the filing of the Notice, has not made any effort to enforce it against us. In the event the lien is not released, we may have to bring a suit against the IRS in the Federal courts for wrongful levy.

Other suits arising in the ordinary course of business are pending against us, including one ex-employee suit which our legal counsel regards as frivolous and without merit. We believe the ultimate outcome of these actions will not result in a material adverse effect on our consolidated financial position, results of operations, or cash flows.


Item 2.  Changes in Securities and Use of Proceeds

From January through March 2000 we issued 705,814 shares of our common stock which are subject to restrictions under Rule 144 of the Securities Act of 1933. Of these shares, 663,309 were issued upon exercise of warrants at prices ranging from $.75 per share to $5.00 per share in exchange for cash and marketable securities; and we issued 9,415 shares for debt reduction, 4,500 shares for services rendered and 24,000 for $60,000 in cash and 1,682 shares under the non-qualified employee stock purchase plan from the fourth quarter of 1999 at issuance prices ranging from $2.38 per share to $4.00 per share.

From April through June 2000 we issued 1,834,529 shares of our common stock which are subject to restrictions under Rule 144 of the Securities Act of 1933. Of these shares, 1,007,795 were issued upon exercise of warrants at prices ranging from $1.00 to $2.00 per share in exchange for $586,236 in cash and cancellation of an additional 387,176 warrants with a net exercise price of $.58 per share, 732,859 shares under the Class A Redeemable warrant exchange program (See Item 5. "Other Information"), 35,000 shares for services rendered, 2,575 shares under the non-qualified employee stock purchase plan and 56,300 shares in exchange for $225,000 in cash

From July through September 2000 we issued 4,729,796 shares of our common stock which are subject to restrictions under Rule 144 of the Securities Act of 1933. Of these shares, 50,000 were issued upon exercise of warrants at $.75 per share in exchange for $37,500 in cash, 75,000 shares were issued for $75,000 in cash, 60,000 shares were issued for prepaid services, 415,000 shares were issued at $1.50 per share exchange for

$622,500 in commercial trade credits. (See "Related Parties Transactions" in the Notes (unaudited) section of the Condensed Consolidated Financial Statements), an estimated 4,054,163 shares under two stock distributions for shareholders of record as of July 31, 2000, and August 31, 2000, which are subject to shareholder compliance with the terms of the distribution (See Item 5. "Other Information") and 75,633 shares under the Class A Redeemable warrants exchange program (See Item 5. "Other Information".)

Item 5:  Other Information

We formed a new subsidiary, Quotient Capital Corporation in the first quarter of 2000. We began this new enterprise to manage and optimize the value of investments owned by us. We immediately began realizing gains from Quotient Capital Corporation and through September 30, 2000, we generated $1,586,976 in revenue derived from the sales of marketable securities. (See Part I:
"Management's Discussion and Analysis").

On February 29, 2000, we announced an exchange of common stock for approximately 5,000,000 Class A Redeemable Warrants issued to stock holders of record on June 14, 1999, a conversion rate of one share of common stock for every seven warrants held. As of June 30, 2000, 732,859 shares of our common stock were issued under the exchange program. An additional 75,633 shares issued during the three month period ended September 30, 2000, which completed the issuance of all shares under the warrant exchange program. In total 808,492 shares were issued. In conjunction with this exchange program, we announced a call of the remaining Class A Warrants pursuant to the call provisions of the Warrant with October 3, 2000, as the redemption date.

On April 5, 2000, we announced an agreement in principle with MD Home.com, a healthcare internet portal and information resource company for medical professionals to exchange 500,000 shares of our common stock which will be subject to the restrictions of Rule 144 of the Securities Act of 1933 for 2,500,000 convertible preferred shares and 350,000 common stock purchase warrants of MD Home.com. This transaction will not be completed until MD Home.com completes its web site and other requirements under the agreement.

On April 20, 2000, we announced an agreement in principle to purchase all of the outstanding stock of Information Resource Products, Inc., and IRP Systems, Inc., for $3,900,000 plus $1,000,000, which is designated to purchase shares of our common stock in the open market, 25,000 shares of our common stock which is to be allocated to the seller's employees and 250,000 common stock purchase warrants that are exercisable for a period of two years at $10.00 per share. The closing of this acquisition is pending as of the date of this report.


Item 6:  Exhibits and Reports on Form 8-K

Form 8-K filed on May 31, 2000 stated that we received final payment on the note receivable which is detailed in Item 5. Other Information and in the Notes to the unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


H-Quotient, Inc.


November 15, 2000                By:      /s/ Douglas A. Cohn
                                          Douglas A. Cohn
                                          Chairman and Chief Executive Officer

Exhibit 27.1
This schedule contains summary financial information extracted from the unaudited condensed consolidated balance sheet as of September 30, 2000 and the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2000, and is qualified in its entirety by reference to such financial statements.

Period Type: 12 Months
Fiscal year end: December 31, 2000
Period end: September 30, 2000

Cash:                                                         8,356
Securities:                                               1,550,003
Accounts receivables:                                       146,551
Allowances for doubtful accounts:                            18,790
Notes Receivable                                          1,953,432
Costs and estimates in excess of billing                    644,113
Officer Advances                                             23,608
Prepaids and other current assets                         1,838,447
Inventory:                                                        0
Total current assets:                                     6,145,720
Non-marketable securities                                 2,044,734
Property, plant & equipment:                                335,334
Accumulated depreciation:                                   165,078
Total assets:                                             8,762,546
Total current liabilities:                                2,306,651
Common stock:                                                  1974
Other stockholders' equity:                               6,455,895
Total liabilities and stockholders' equity:               8,772,546
Net sales of tangible products:                             652,679
Total revenues:                                           2,615,680
Cost of tangible goods sold:                                      0
Total costs and expenses applied to sales and revenue:      520,876
Other costs and expenses:                                   986,233
Provision for doubtful accounts and notes:                        0
Interest and amortization of debt discount:                 (13,578)
Income before taxes and other items:                      1,122,159
Income tax expense:                                               0
Income/loss continuing operations:                        1,112,159
Discontinued operations:                                          0
Extraordinary items:                                      1,230,119
Cumulative effect-changes in accounting principles:               0
Net income or loss:                                       2,252,278
Earnings per share-primary:                                    0.07
Earnings per share-fully diluted:                              0.06