Form 10KSB40
period 2000-12-31
H QUOTIENT INC
filed 2001-05-29
CIK 1001781

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20049

                       ---------------------------------
                                  FORM 10-KSB
                       ---------------------------------
(Mark One)
    (X)

                    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000
                                      OR
    ( )
              TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the Transition period from ________ to ____________

                        Commission File No.  001-15179
                  __________________________________________
                                H.QUOTIENT, INC.
            (Exact name of registrant as specified in its charter)
                  __________________________________________
              Virginia                             54-1947753
     (State or other jurisdiction                  (I.R.S. Employer
     of Incorporation or organization)             Identification Number)

    8150 Leesburg Pike, Suite 503                  22182
    Vienna, VA                                                (Zip Code)
    (Address of principal executive offices)

         Issuer's telephone number, including area code: 703-716-0100 Securities registered under Section 12(b) of the Exchange Act:

     Title of each class                            Name of each Exchange on
     -------------------
          None                                           Which registered
                                                         ----------------
                                                    OTC Bulletin Board
        Securities registered under Section 12(g) of the Exchange Act:
                   Common Stock, par value  $.0001 per share
                               (Title of class)
                   -----------------------------------------

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

     Revenues for its most recent fiscal year were:  $1,931,650

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price of such stock, as of March 31, 2001 was $8,110,979. Non-Affiliates have been determined on the basis of holdings set forth under Item 11 of this Annual Report on Form 10-KSB.

     At March 31, 2001, 20,915,798 shares of the registrant's common stock (par value, $0001 per share) were outstanding.

                  Documents incorporated by reference:  None
         Transitional Small Business Issuer:  Yes  (  )     No (X)

     ==================================================================
                               TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                       Page
 Part I

 1.          Description of Business                                            3

 2.          Description of Properties                                         __

 3.          Legal Proceedings                                                 __

 4.          Submission of Matters to a Vote of Security Holders               __

 Part II

 5.          Market for Common Equity and Related Stockholder Matters          __

 6.          Management's Discussion and Analysis of Financial Condition
             and Result's of Operations                                        __

 7.          Financial Statements                                              __

 8.          Changes in and Disagreements with Accountants on Accounting
             and Financial Data                                                __

 Part III

 9.          Directors, Executive Officers, Promoters and Control              __

10.          Executive Compensation                                            __

11.          Security Ownership of Certain Beneficial Owners and Management    __

12.          Certain Relationships and Related Transactions                    __

13.          Exhibits and Reports on Form 8-K                                  __

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

                                     PART I

Item 1.  Description of Business

The Company

     H.Quotient, Inc., is a software development company that specializes in designing, creating and marketing cost-effective custom software, information collection and intranet network systems for the healthcare industry. This includes hospitals and other healthcare facilities such as ambulatory care centers, healthcare networks, in-home care agencies, independent practice associations, clinics and extended care facilities (sometimes herein referred to as "extended care facilities"). We supply hospitals and extended care facilities with an electronic information system that provides a single access to records of a patient's care and medical history for the medical facility and its staff. This information includes a compilation and integration of data from all the various departments and many other sources within or outside the hospital or extended care facility and provides a continuing analysis and reporting of each patient's clinical treatments and results. This data can be transmitted over an Internet based Virtual Private Network to a central repository and is readily accessible to the healthcare facilities' medical staff. Our proprietary technology includes: the DataQual(R) software system, the DataQuotient software system with the I-Link(SM) interface engine and the I-Link(SM) Enterprise, a server on the hospital's or extended care facility's network which is connected to a Central Data Repository. We also provide our customers software maintenance, system designs, consulting, installation, training and support for all of our software products.

Organization and Historical Background

     H.Quotient, Inc. is a Virginia corporation, incorporated on May 12, 1999, and is the successor by merger to Integrated Healthcare Systems, Inc. ("IHS") which was a Delaware corporation organized in 1993 under the name of Travel Technologies International, Inc. Our business and assets were owned and operated by IHS until June 14, 1999, the effective date of the merger. Our principal products consist of DataQual(R), DataQuotient, the I-Link(SM) interface system and the I-Link(SM) Enterprise software system, which includes a central data repository. DataQual is a software system designed to capture information on quality of care, risk management, costs and other aspects of the management of patients in hospitals. DataQuotient is a software system designed to perform many of the same care oversight functions as our DataQual system in extended care facilities such as nursing homes. DataQual's and DataQuotient's companion product, I-Link(SM), an interface engine, is designed to interconnect and extract data from any and all healthcare facilities information systems in the hospitals or extended care facilities. I-Link(SM) Enterprise is a system of servers installed on the hospital's or other extended care facility's local area network (LAN), which acts as an intelligent data collection system, to extract, cleanse, group and map hospital wide data. This data is then transmitted over an Internet based Virtual Private Network to a Central Data Repository. We believe there is a great need in the healthcare industry for products of this type, and we intend to exploit that need.

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

     There are approximately 20,000 extended care facilities and according to the American Hospital Association, there are now approximately 5,200 hospitals in the United States. These are our primary market focus.

Our Business Strategy

     Our long-term strategy is to become a leading provider of software information products and services in the healthcare industry by responding to the increased demand for information and data on quality of care, risk management, costs and other matters concerning the management of hospital/extended care facility patient care by the designing, development, selling and maintenance of software systems which monitor the care of patients. This will empower the hospitals to contain costs, increase efficiency, improve the quality of care and manage risk and management of patients. We intend to market DataQual, DataQuotient and I-Link Systems and other derived systems to hospitals, extended care facilities, ambulatory care centers, healthcare networks, in-home care agencies, independent practice associations and other healthcare clinics.

     Until recently we concentrated on the acute care hospital market, which constitutes over 60% of the existing market for patient care information delivery software. We have, most recently, begun to provide software systems to the extended care market. Our strategy includes the following key elements:

     . Continue sales and installation of DataQual with the I-Link interface engine and provide enhancements of those products through additional research and development;
     . Begin sales and installations of DataQuotient with the I-Link interface engine to extended care facilities;
     . Continue sales and installation of I-Link Enterprise and the Central Data Repository and enhancements of this product through additional research and development;
     . Expanded marketing of these products through direct implementation contracts and joint marketing agreements with additional hospital associations, nursing home associations and others, as well as the expansion of our direct sales efforts focused on individual and groups of hospitals and other types of healthcare facilities;
     . Maintenance of our existing client base by providing support, software upgrades and consulting services;
     .   Expansion of our operations through strategic mergers and acquisitions.

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

     The DataQual system is composed of several modular systems and sub-systems:


          .  DataQual - Quality Improvement System (QIS)
          .  DataQual - Risk Management System (RMS)
          .  I-Link interface engine

DataQual - (QIS)

       DataQual QIS is a Windows-based, fully integrated software system, which gathers and reports data on the quality of care delivered. The system automates one of the most labor-intensive aspects of a hospital's operation: data collection, assessment, tracking and reporting. DataQual QIS tracks the entire quality improvement process from data collection, through data analysis and problem identification to final problem resolution. The major modules available with the DataQual QIS System are:

          .  Quality Improvement
          .  Staff Credentialing
          .  Utilization Management
          .  Infection Control

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

DataQual - (RMS)

     Tracking, comparing, reporting and evaluating the factors related to a liability risk occurrence, incident or claim within or across hospitals is the function performed by the DataQual Risk Management System (RMS). RMS brings integrated occurrence, incident and claims tracking from hospital or groups of hospitals through insurance carriers. RMS integrates into one unified risk management system:

          .  Risk management
          .  Staff credentialing
          .  Worker's compensation features
          .  Quality monitoring and adjustment
          .  A risk data repository

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

-I-Link Enterprise's- Central Data Repository

     I-Link Enterprise is used to first gather, cleanse and map data and then populate remote Central Data Repositories with the hospital and extended care facilities information via a private and secure Internet based Virtual Private Network. The sophisticated, detailed and timely hospital/extended care facility information is privacy formatted prior to sending to the Central Data Repository. These repositories can be configured to contain information as simple as liability risk incidents, up to one containing timely, complete detailed hospital/extended care facility clinical, administrative and financial information, including the DataQual and DataQuotient quality and risk data. These I-Link Enterprise Central Data Repositories are used by hospital groups, extended care groups, affiliated statewide hospital and extended care organizations including hospital and extended care associations and insurance carriers, for performance improvement measurement and statistical analysis purposes.

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

Customers

     We have installed the DataQual System in over 100 public and privately owned hospitals and currently support approximately 25 hospitals that use our systems. In addition, we have installed DataQual Systems in 29 states including Puerto Rico. Our client base ranges in bed size from 30 to over 1,500 beds.

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

Recent Contract Awards

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

     Some of our existing and potential competitors have significantly greater research, development, financial, technical, marketing and personnel resources and more extensive business experience than we do. As the market for our products and services further develops, additional competitors may enter the market and competition may intensify. There can be no assurance that we will be able to maintain the quality of our software information products and services relative to those of our competitors or continue to develop and market our systems and services effectively or to compete successfully in new markets. We are not aware of any recent announcements made on behalf of any of our competitors or recent entrants into the healthcare information systems market, which, in either case, would have a material adverse impact on our operating results or financial position.

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

     The healthcare software industry is subject to rapid technological advances and changes in client requirements. Our future success will depend to a substantial degree upon our ability to enhance our current products and develop and introduce new products that keep pace with technological developments, respond to evolving client requirements, and continue to achieve market acceptance. (See

"Certain Factors That May Affect Future Results.... - Dependence on Limited
Number of Products--Need for New Technology" and "Risks of Our Business -New and Uncertain Markets").

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

Product Warranty

     We provide a limited warranty for a period of 90 days that our software is free from defects in material and workmanship and operates substantially in accordance with functional specifications. We are not responsible for any defect caused by the user having made any changes or misused or damaged its programs or for damages in excess of amounts paid by the user to us. To date we have not experienced any financial loss due to our warranties and, to our knowledge, there have been no warranty claims filed or threatened. See "Certain Factors That May Affect Future Results ... - Risk of Product Defects; Product Liability"

Compliance with Environmental Laws

     We have had no need to spend monies on compliance with local, state or federal environmental laws.

Number of Employees

     As of May 24, 2001, we have 10 full time employees:

               Department                                   Number of Employees
               ----------                                   -------------------
               Sales and Marketing                                    1
               Operations and Product Development                     7
               Administration                                         2

     We have recruited seasoned technical engineers with considerable experience in the software industry. Douglas A. Cohn, our Chairman, President and We believe that our current staffing, cost Chief Executive Officer joined our Company in structure, and current operating plans will allow November 1999. He is also the President and us an opportunity to compete effectively as a Chief Executive Officer of Internet Guide, Inc., supplier of information management software to the a publishing firm. hospital, extended care facilities and other healthcare markets.

Certain Factors That May Affect Future Results, Financial Condition And The Market Price of Securities

COMPANY IN INITIAL     While we have been in existence for over six years, we
STAGES                 only entered the production stage in 1999 for our
                       principal products, DataQual with the interface engine and I-Link Enterprise with its Central Data Reporting. To continue to grow and become profitable: we must promptly complete the upgrade installations of DataQual in the presently licensed locations while continually adding new licensees; through the assistance of our marketing partners, sell and install new

                                        DataQual Systems; complete, sell and
                                        install new DataQuotient Systems,
                                        complete the installation of I-Link
                                        Enterprise for the Ohio Hospital
                                        Association and Alabama Hospital
                                        Association.

WE HAVE A LIMITED OPERATING HISTORY     We began operations in 1993. As a
UPON WHICH YOU MAY EVALUATE US          result, any evaluation of our prospects
                                        and us will be based on a limited
                                        operating history. In addition, our
                                        products have been recently developed
                                        and marketed and our business strategy
                                        has been revised. Consequently, our
                                        historical results of operations may not give you an accurate indication of our future results of operation or prospects.

WE HAVE AN ACCUMULATED DEFICIT          We have incurred substantial losses
                                        since inception. As of December 31,
                                        2000, we had an accumulated deficit of
                                        approximately $ 9.4 million. We have
                                        experienced significant losses in
                                        connection with our development and
                                        marketing of our new products. See
                                        "Management's Discussion and Analysis of
                                        Financial Condition and Results of
                                        Operations - Liquidity and Capital
                                        Resources."

WE NEED TO GENERATE ENOUGH CASH FROM    For the year ended December 31, 1999, we
OPERATIONS TO FUND OUR GROWTH PLANS     incurred a loss from operations of
                                        $230,019, but we made a profit of
                                        $1,040,025, after extraordinary income.
                                        For the year ended December 31, 2000, we incurred a loss from operations of $393,717 and made a profit of $1,203,228 after other income primarily from gains
                                        on the sale of securities, and
                                        extraordinary income. To fund our
                                        operations, we require a continuation of the 2000 operating trend or additional financing or a substantial increase in the number of contract awards to generate additional operating revenue.
                                        There can be no assurance, however, that our liquidity goals will be reached in the immediate future, if ever.

OUR INABILITY TO MANAGE GROWTH COULD    To manage our growth, we must implement
HURT OUR BUSINESS                       systems, and train and manage our
                                        employees. We may not be able to
                                        implement these action items in a timely manner or at all. Our inability to manage growth effectively could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that we will achieve our planned expansion goals, acquire new contract awards, develop and market new products, manage our growth effectively, or operate and service our existing and new business profitably.

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

DEPENDENCE ON KEY PERSONNEL.            As a small company, we are highly
                                        dependent on certain key employees, in
                                        particular on Douglas A. Cohn, our
                                        Chairman, President and Chief Executive
                                        Officer. The loss of Mr. Cohn a without
                                        qualified replacement would have a
                                        material adverse effect on our ability
                                        to conduct operations. We have not
                                        purchased a "key man" insurance policy
                                        on him.

OUR SUCCESS IS DEPENDENT ON OUR KEY     We believe that our success will depend
PERSONNEL                               on continued employment of our
                                        management team. If one or more members
                                        of our executive management team were
                                        unable or unwilling to continue in their present positions, our business, financial condition and operating results could me materially adversely affected if we could not find qualified replacements. Our success also depends on having trained technical engineers.
                                        We will need to continue to hire
                                        additional personnel as our business
                                        grows. Competition for qualified
                                        technicians personnel is strong
                                        everywhere. Our business, financial
                                        condition and operating results will be
                                        materially adversely affected if we
                                        cannot hire and retain suitable
                                        technical personnel.


HISTORY OF LOSSES AND NEGATIVE          We have had continuous losses from
WORKING CAPITAL                         operations and negative cash flow for
                                        our entire history, as shown below:

                                                            Years Ended
                                                     12-31-99        12-31-00
                                                    ---------       ---------
          Loss from Operations:                     $(230.019)*     $(393,717)*

     * Before other income and extraordinary income

PAST DUE PAYABLES, ACCRUED              At December 31, 2000 past due
EXPENSES, CLAIMS AND JUDGMENTS          obligations for which there are claims
                                        and judgments totaling approximately
                                        $470,000, which is a reduction of
                                        $296,000 from December 31, 1999.
                                        Negotiations are on-going to resolve
                                        these matters, some of which are
                                        disputed. Critical services have not
                                        been suspended, nor has there been
                                        cancellation of orders due to delays in
                                        product delivery as a result. We intend
                                        to use cash generated from operations to pay our trade creditors.

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

PROVISIONS OF OUR ARTICLES OF           The Company is a Virginia corporation.
                                        Anti-takeover provisions of Virginia law could make it more difficult for a third party to acquire

INCORPORATION, BYLAWS, AND VIRGINIA     control of us, even if such change in
LAW COULD MAKE ACQUISITION OF US        control would be beneficial to
DIFFICULT                               shareholders. In addition, our articles
                                        of incorporation provide that our Board
                                        of Directors may issue preferred stock
                                        without shareholder approval. The
                                        issuance of preferred stock could make
                                        it more difficult for a third-party to
                                        acquire us, even if doing so would be
                                        beneficial for our shareholders.

RISKS OF OUR BUSINESS

DEPENDENCE ON LIMITED NUMBER OF         Our business is almost exclusively
PRODUCTS--NEED FOR NEW TECHNOLOGY       dependent at this time on three
                                        products, the DataQual System, with its
                                        I-Link interface engine and I-Link
                                        Enterprise, with its Central Data
                                        Repository, and DataQuotient. Although
                                        we plan to diversify our product line
                                        for the healthcare industry by
                                        developing new software applications to
                                        market to existing and new customers,
                                        the bulk of our sales during the next
                                        few years will come from these three
                                        products. In evaluating the DataQual, I-
                                        Link Enterprise and DataQuotient
                                        systems, investors and shareholders
                                        should also be aware that we have a
                                        registered copyright on the DataQual
                                        System and a registered service market
                                        on I-Link.

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

POTENTIAL FLUCTUATIONS IN PERIODIC      Our revenues may be subject to
RESULTS                                 significant variation from period to
                                        period due to the discretionary nature
                                        of healthcare software purchases and
                                        will be difficult to predict. Further,
                                        although our product line includes
                                        products with sales prices from $15,000
                                        to over $200,000, the majority of our
                                        revenue is expected to be derived from
                                        products with sales prices from $15,000
                                        to $120,000. Product revenues are
                                        difficult to forecast because the market for business healthcare software products is evolving, and our sales cycle may vary substantially with each customer. See "Management's
                                        Discussion and Analysis or Plan of
                                        Operations"

MAINTAINING A MARKET FOR THE            The Shares of the common stock have been
SECURITIES MAY NOT BE POSSIBLE IN       traded on the OTC Bulletin and there has
THE FUTURE                              been no other public market for our
                                        common stock or purchase warrants. We
                                        cannot predict the extent to which
                                        investor interest in the Company will
                                        lead to the development or maintenance
                                        of a trading market or how liquid that
                                        trading market might become. If a
                                        trading market does not develop or is
                                        not sustained, it may be difficult for
                                        the shareholders to sell their shares of common stock at a price that is attractive to them.


EXTERNAL FACTORS COULD AFFECT OUR       Fluctuations in the trading price of our
COMMON STOCK TRADING PRICE              common stock and purchase warrants may
                                        result from a number of factors, some of which are beyond our control, including:
                                        .  general economic and stock market
                                           conditions;
                                        .  actual or anticipated fluctuations in
                                           our operating results;
                                        .  changes in expectations as to our
                                        future financial performance or changes
                                        in financial estimates by securities
                                        analysts;
                                        .  earnings and other announcements by,
                                           and changes in market valuations of
                                           other comparable companies and
                                        .  trading of our common stock and
                                           purchase warrants.

OUR STOCK PRICE MAY BE EXTREMELY        In addition, the stock market in general
VOLATILE AND SHAREHOLDERS MAY NOT BE    has experienced extreme volatility that
ABLE TO RESELL THEIR SHARES OR          often has been unrelated to the
WARRANTS AT A PROFITABLE PRICE          operating performance of particular
                                        companies. These broad market and
                                        industry fluctuations may adversely
                                        affect the trading price of our common
                                        stock and purchase warrants, regardless
                                        of our actual operating performance.

EXERCISE OF COMMON STOCK PURCHASE       At December 31, 2000, there were common
WARRANTS MAY HAVE A DILUTIVE EFFECT     stock purchase warrants outstanding and
ON OUR SHAREHOLDERS                     an option to purchase 680,000 restricted
                                        shares of common stock at the lesser of
                                        the trading price on the date of
                                        exercise or $1.00 per share, but in no
                                        event less than $0.35 per share. The
                                        warrants will be exercisable from a one
                                        to five year period at exercise prices
                                        ranging from $.6875 to $5.00 per share
                                        from a period beginning June 1998 to
                                        October 2005. Certain of these warrants
                                        and the option may have dilutive effects because holders of the warrants and the option would be given the opportunity to profit from a possible rise in the market price of the underlying securities with a resulting dilution in the interests of our other security holders and future investors.

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

ITEM 2.  Description of Properties

       At present, we lease a 2,389 square feet of office space, located at 8150 Leesburg Pike, Suite 503, Vienna, Virginia 22182. We currently have a nineteen month sub-lease, which ends on June 30, 2002. The rent is $4,392 a month. These premises should suffice for our administrative offices for the foreseeable future.

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

       A suit was filed on May 17, 200, by Cynthia Newbold as Trustee of The Steven W. Bingaman 1996 Trust alleging that restrictions be removed from certain stock certificates owned by the trust, and that certain shares be issued to the trust. The restrictions have been removed, and the claim for approximately 500,000 shares from last year's one-for-seven distributions is being assessed by counsel. The company does not believe there to be any financial liability in the case.

       A contract dispute of $350,000 with Marketing Enterprises, Inc., is set for arbitration. The company is vigorously defending the action.

       Actions by Sallie E. Buck for $500,000 and the Department of Labor for $80,000 were dismissed by the courts.

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

     During 1998, 1999 and the first quarter of 2000, our high and low prices were is follows:



                                   HIGH       LOW
                                   ----       ---

1999
----
1/st/ Quarter                      1.06       .50
2/nd/ Quarter                      3.93       .44
3/rd/ Quarter                      1.43       .56
4/th/ Quarter                      2.06       .50

2000
----
1/st/ Quarter                      7.06      1.47
2/nd/ Quarter                      5.78      2.66
3/rd/ Quarter                      5.59      1.50
4/th/ Quarter                      1.78       .59

2001
----
1/st/ Quarter                      1.84       .38


     On May 24, 2001, the closing prices of our Common Stock were $0.35 bid and $0.39 asked, as quoted on the NASDAQ OTC Bulletin Board.

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

     There are approximately 1,363 holders of record of our Common Stock as of April 27, 2001, which figure does not take into consideration those shareholders whose shares are held in the name of broker-dealers.

Common Stock Issued in 2000

     In January 2000, 50,000 shares of common stock were issued to the holder of a warrant at an exercise price of $0.75 per share in exchange for $37,500 in cash.

     In January 2000, the Company issued 3,800 shares of common stock at $ 2.625 per share to a director of the Company in exchange for $9,975 in cash.

     In February 2000, 325,000 shares of common stock were issued to the holder of a warrant at an exercise price of $0.75 per share in exchange for $243,750 in cash.

     In February 2000, the Company issued 10,000 shares of common stock at $ 2.375 per share in exchange for $23,750 in cash.

     In March 2000, the Company issued 4,415 shares of common stock which are subject to restrictions under Rule 144 of the Securities Act of 1933 in exchange for $ 35,320 less $ 13,797 in debt forgiveness at $ 4.875 per share.

     From March through July 2000, the Company issued 33,550 shares of common stock to the holders of Class A Redeemable Warrants at an exercise price of $5.00 per share in exchange for $167,750 in cash.

     In March 2000, the Company issued a total of 258,309 shares of common stock to the holders of warrants, in exchange for an aggregate of $208,808 which included $108,808 in cash and $100,000 in marketable securities as follows:
8,309 shares at an exercise price of $1.06 per share and 250,000 shares at an exercise price of $0.80 per share.

     In March 2000, the Company issued 3,000 shares of common stock at $ 3.00 per share in exchange for $ 9,000 in cash.

     From March through September 2000 the Company issued 113,273 shares of common stock in exchange for an aggregate of $125,851 for prepaid and current year expenses as follows: 15,000 shares at $2.00 per share; 20,000 shares at $1.55 per share; 5,000 shares at $1.33 per share; 13,273 shares at $1.00 per share and 60,000 shares at $0.75 per share.

     In April 2000, 1,007,795 shares of common stock were issued to the holders of 1,384,971 warrants exercisable as follows: 575,000 at $1.00 per share; 200,000 at $1.50 per share and 619,971 at $2.00 per share, in exchange for $536,236 in cash and the return of 387,176 warrants valued at $4.08 per share as of the date of the transaction.

     In May and September 2000, the Company issued 819,617 shares of its common stock in exchange for 5,737,319 Class A Redeemable warrants at a conversion rate of one share of common stock for every seven warrants received in the exchange pursuant to the Exchange Program announced February 29, 2000 in which the warrant holders participating in the exchange program agreed to a two year restriction on selling the shares under Rule 144 of the Securities Act of 1933.

     In May 2000, 50,000 shares were issued to the holder of a warrant at an exercise price of $0.75 per share in exchange for $37,500 in cash.

     In July and August 2000, the Company issued 3,857,289 shares of its common stock to shareholders of record as of July 31, 2000 and August 31, 2000 respectively, who submitted proof of ownership of the Company's common stock as of those dates in accordance with the terms and conditions announced on July 12, 2000 and July 31, 2000 in a stock distribution program.

     In July 2000, the Company issued 75,000 shares of common stock at $ 1.00 per share in exchange for $75,000 in cash.

     In August 2000, the Company issued 107,667 shares of common stock at $ 0.23 per share in exchange for $25,000 in cash.

     In September 2000, the Company issued 415,000 shares of common stock in exchange for $622,500 in commercial trade credits.

     In October 2000, 22,162 shares were issued to the holder of a warrant at an exercise price of $1.50 per share in exchange for $33,243 in cash.

     In December 2000, the Company issued an aggregate of 281,300 shares of its common stock to a former officer and director as payment for accrued salary and repayment of debt and other expenses totaling $126,092.



Warrants and Options Issued in 2000

     In August 2000, we issued 75,000 warrants to purchase 75,000 shares of our common stock at $1.00 per share for a period of one year in connection with the warrant holder's purchase of 75,000 shares of our common stock at $1.00 per share. We issued 30,000 warrants to purchase 30,000 shares of our common stock at $3.02 per share. The warrant holder exercised 11,000 warrants at $3.02 per share in November 2000.

     In October 2000, we issued 200,000 warrants to purchase 200,000 shares of our common stock at an exercise price of $.6875 per share and 200,000 warrants to purchase 200,000 shares of our common stock at an exercise price of $1.00 per shares to two former Officers and Directors for a period of fives years and two years respectively. These warrants were issued in lieu of the implementation of an executive management stock option program.

     In September 2000, we granted an option to a company to purchase 680,000 shares of our common stock at the lower of $1.00 per share or the lowest trade price on the date of exercise, but not less than $0.35 per share. The option expires on December 31, 2001. In May 2001, the option was exercised at $0.35 per share in exchange for commercial trade credits valued at $238,000.

Subsequent Events

On February 8, 2001, warrant certificates for the purchase of 834,434 shares of the Company's common stock were exercised at a price of $.63 per share in the aggregate of $525,000. Payment was made by delivery to the Company of a promissory note in the amount of $525,000 with an interest rate of 6% per annum. The note matures on December 31, 2001.

On March 29, 2001, the Company filed Form S-8 in which 395,000 shares owned by a former officer and director were registered under the Securities Act of 1933, and is subject to a selling restriction for shares sold in the open market through registered broker-dealers whereby no more than five percent of the previous day's trading volume or 5,000 shares of the registered common stock may be sold in open market transactions.


Dividend

     We have not had net annual profits on operations and therefore are currently proscribed under the Virginia Code from declaring dividends. We have not paid any cash dividends on our Common Stock. Our Board of Directors has no present intention of declaring any cash dividends, as we expect to re-invest all profits in the business for additional working capital for continuity and growth. Our Board of Directors, upon considering the conditions then existing, including our earnings, financial condition, capital requirements, and other factors will determine the declaration and payment of dividends in the future.

ITEM 6.  Management's Discussion and Analysis or Plan of Operations

     The following "Discussion and Analysis" provides information which management believes is relevant to an assessment and understanding of the of the Company's consolidated results of operation and financial condition for the years ended December 31, 2000 and 1999. The discussion should be read in connection with the audited consolidated financial statements of the Company and accompanying notes.

Material Changes in Results of Operations   Overview

     H.Quotient, Inc. is a Virginia corporation, incorporated on May 20, 1999, and is the successor by merger to Integrated Healthcare Systems, Inc. ("IHS") which was a Delaware corporation organized in 1993 under the name of Travel Technologies International, Inc. Our business, which we acquired from IHS through the merger, is the designing, development, selling and maintenance of computer software systems for the management of patient care in hospitals and extended care facilities.

     Our business and assets were owned and operated by IHS until June 14, 1999 the effective date of a downstream merger between the companies. The 7,526,284 shares of outstanding common stock (par value $.0001) of Integrated Healthcare Systems, Inc. was exchanged for 7,526,284 shares of H Quotient, Inc. common stock, (par value $.0001).

Year Ended December 31, 2000 Compared With the Year Ended December 31, 1999

     Revenues for the year ended December 31, 2000 increased to $1,931,650 from $1,537,535 for the year ended December 31, 1999. The increase of $394,115, resulted primarily from the sale of marketing rights for DataQuotient and completion of the software delivery phase under contracts for I-Link Enterprise software systems and emphasizing the related services and installations of our I-Link Enterprise system. .

     The cost of sales and services for the year ended December 31, 2000 increased to $578,899 from $543,130 for the year ended December 31, 1999. The increase of $35,769 resulted primarily from an increase in the technical and support staff associated with implementing new contracts, which was partially offset by capitalized research and development costs.

     Selling and marketing expenses for the year ended December 31, 2000 decreased to $258,429 from $259,044 for the year ended December 31, 1999. This decrease of $615 was the result of maintaining the primary marketing outreach approach as implemented in the previous year.

     General and administrative expenses for the year ended December 31, 2000 increased to $1,488,039 from $965,380 for the year ended December 31, 1999. The increase of $522,659 resulted primarily from increases in consulting fees, personnel expenses, depreciation and capitalized research and development costs.

     Interest expense for the year ended December 31, 2000 was $38,706, as compared to $107,636 for the year ended December 31, 1999. The decrease of $68,930 in interest expense resulted primarily from reductions in notes payable in our debt settlement efforts in 1999 in which $1,062,000 of our outstanding notes payable were paid.

     Interest income for the year ended December 31, 2000 was $28,176, as compared to $5,695 for the year ended December 31, 1999.

     Other income for the year ended December 31, 2000 showed an increase in other income of $1,505,011, net, from $96,463 for the year ended December 31, 1999. The income increase resulted from a realized gain on sales of securities of $1,851,497, which was offset by an unrealized loss on the sale of securities of $(357,034) and miscellaneous income of $21,078, which was derived from credits received on expense adjustments with creditors.

     Extraordinary gains, net for the year ended December 31, 2000 was $91,934 as compared to $1,275,332 for the year ended December 31, 1999. The decrease of $1,183,388 resulted from a reduction in debt settlements in 2000 over the activities in 1999.

     Net Income for the year ended December 31, 2000 and the year ended December 31, 1999 were $1,203,228 and $1,040,025, respectively.

Liquidity and Capital Resources

     We have funded our operations and working capital needs through a series of private equity and debt offerings, the exercise of investor warrants, investments and payments received from customers.

     Working capital at December 31, 2000 was $3,696,428 as compared to $1,050,283 at December 31, 1999, an improvement of $2,646,145.

     Cash and cash equivalents at December 31, 2000 were $151,462, an increase of $135,733 from December 31, 1999. During the year ended December 31, 2000, we generated $124,537 net cash in our operating activities as compared to using $348,005 for the year ended December 31, 1999. This net change in cash provided from operations of $472,542 was the result of an increase in operating revenue and was offset by an increase in operating revenue and proceeds from the sale of trading securities. We had a decrease accounts receivable of $506,812, a decrease in accounts payable of $108,102 and a decrease in accrued expenses of $683,230. These improvements are the result of improvement in collection and administrative procedures, augmented by the sale of a subsidiary.

     During the year ended December 31, 2000, we generated $322,445 from investing activities as compared to using $415,163 for the year ended December 31, 1999. The increased in cash provided of $737,608 from investing activities primarily resulted from an increase of $760,136 in proceeds from the sale of equity securities and proceeds from notes receivable of $340,000. The increase was partially offset by a decrease in intangible assets from capitalized research and development costs of $299,456. The increase in cash provided was partially offset by net increases of $135,117 in the acquisition of computer equipment.

     During the year ended December 31, 2000, we used net cash of $311,249 from financing activities as compared to generating $777,121 for the year ended December 31, 1999. The decrease of $1,088,370 resulted from redemptions of stock of $1,915,106 that was offset by proceeds of $1,669,103 generated from the sales of common stock and the exercise of investor warrants.

Plan of Operation and Financial Condition

     Our sales of Dataqual and related service contracts are billed net due upon receipt. Payment terms on I-Link Enterprise contracts are defined in the contract and will vary. It is our practice to require a substantial payment upon signing of any long term contract.

     We had, at December 31, 2000, working capital of $3,696,428. We believe that cash generated from operations will be totally sufficient to fund our current operations. We anticipate that it will be likely that we will continue to raise additional funds through additional equity offerings and exercise of outstanding warrants. It is possible that we may have to curtail our current operations and delay and/or cancel our business plans. However, management believes that our current operational plans for the next twelve months will not be curtailed or delayed because of the lack of sufficient financing. If additional financing is required, there can be no assurances that we will be able to obtain such additional financing, on terms acceptable to us and at the times required by us, or at all.

     We have frequently not been able to make timely payments to our trade and other creditors. As of December 31, 2000, we had past due obligations for which there were claims and judgments of approximately $470,000. This is a reduction of $296,000 from December 31, 1999. Deferred payment terms have been negotiated with many of our vendors and critical services have not been suspended, nor has there been cancellation of orders due to delays in product delivery as a result. We intend to use the cash generated from operations, marketable securities we own and our own common stock to complete paying the past due amounts. We may have an opportunity to discount or reduce some of the trade and other creditor's debts and further increase income from debt forgiveness.

     We lease office space on a nineteen month sublease basis and could be required to move and/or add more space after this period. The major capital expenditures we may incur are for computers and related local area network hardware and software and travel for sales representatives and key support and installation personnel. We also intend to invest approximately $300,000 in personnel and equipment to expand and enhance sales, software development and customer support, as well as associated office support staff.

     We believe that our current staffing plan, including our expansion strategy, cost structure, and current operating plans will allow us an opportunity to compete effectively as a supplier of information management software to the hospital market and possibly attain profitability in future periods.

Net Operating Loss

     For federal income tax purposes, we have net operating loss carryforwards of approximately $6,700,000 as of December 31, 2000. This carryforward expires between the years 2009 and 2020. The use of our net operating loss carryforwards to offset taxable income, if achieved, may be subject to specified annual limitations.

ITEM 7.  Financial Statements

     The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on Page F-1.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Our former auditor's, Kaufman Davis, PC resigned as our auditors on November 9, 2000. The former auditor's report for the years ended December 31, 1998 and 1997 respectively was qualified in that the report contained a going concern opinion regarding uncertainty due to our then working capital deficit. The report for the years ended December 31, 1999 and 1998 respectively did not contain an adverse opinion, a disclaimer of opinion or was qualified as to uncertainty, audit scope, or accounting principle. There were no disagreements between us and Kaufman Davis, PC on any matter of accounting principles which, if it had not been resolved to the satisfaction of Kaufman Davis, PC, would have caused reference to the subject matter of the disagreement in connection with its report.

     Our board of directors accepted Kaufmann Davis, PC's resignation and on December 15, 2000 appointed Aronson, Fetridge and Weigle, PC as our new auditors

                                   PART III

ITEM 9. Directors, Executive Officers Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors & Officers

     The Following table set forth the names, ages and positions with the Company of each of the directors and officers of the Company.

     Name                Age             Positions                    Since
     ----                ---             ---------                    -----
     Douglas A. Cohn      55             Chairman, Director and       1999
                                         Chief Executive Officer

     Alan Grofe'          55             President, Chief Operating
                                         Officer and Director         1996

     Michael J. Black     47             Secretary, Chief Financial
                                         Officer and Director         1994

     J. Brian Copley      55             Secretary and Director       2000

     Jack Anderson        77             Treasurer and Director       2000

     All executive officers are elected by the Board of Directors and hold office until the next Annual Meeting of Shareholders and until their successors are elected and qualify.

     The following is information on the business experience of each director and officer.

Douglas A. Cohn

     Douglas A. Cohn has been Chairman of the Board and Chief Executive Officer of this Company since October, 1999. He is also Founder of Internet Guide, Inc., and it's Chairman of the Board of Directors, President, Chief Executive Officer and Publisher. Mr. Cohn is Jack Anderson's writing partner in the nationally syndicated column Jack Anderson & Douglas Cohn's Washington Merry-Go-Round. He is the president of American Publisher Corporation, which publishes five nationally-distributed publications and syndicates writers and cartoonists to newspapers. He has been in the publishing business since 1985 and publishing five publications beginning in 1989. He is the author of Jackson's Valley Campaign with Maps from West Point Atlas of American Wars. Mr. Cohn, a 1968 graduate of the U.S. Military Academy at West Point, NY volunteered for service in Vietnam, where he was wounded. Retired from the service as a result of those wounds, he was awarded the Silver Star (twice), the Purple Heart and other medals. He is a syndicated writer and speech writer and has appeared numerous times on national television and radio shows.

Jack Anderson

Jack Anderson has been a director of the Company since April 2000 and Treasurer since October 2000. Mr. Anderson won a Pulitzer Prize in 1973. "When Ronald Reagan sought to discover the most trusted and most widely-read journalist in the United States, his private pollster, Richard Wirthlin, ran a national survey and concluded that Jack Anderson was that writer." - Advertising Age, Dec. 6, 1982. Mr.

Anderson's fledgling newspaper career was interrupted by World War II, during which he served with Chinese guerrillas and the Merchant Marine. Following the war, he joined the Washington, D.C., staff of Drew Pearson, the influential radio broadcaster and columnist. Eventually, he took over the column (which he and Douglas Cohn continue to this day)and succeeded in exposing the Mafia, Sen. Joseph McCarthy, misdeeds of President Richard Nixon (Pulitzer Prize), the ITT-Dita Beard Scandal and CIA plots. He founded the Utah State University School of the Future, and with industrialist J. Peter Grace (of Grace Commission fame), he formed Citizens Against Government Waste. He appeared on Good Morning America for nine years. Currently, he is the Washington editor of Parade Magazine, and continues his syndicated column.

J. Brian Copley

Dr. J. Brian Copley has been a director since April 2000 and secretary of the Company since October 2000. He is the vice chairman, Dept. of Medicine, and chief of Nephrology at the Ochsner Clinic in New Orleans, La. He has been employed at the Ochsner Clinic since 1990. He is a 1968 graduate of the U.S. Military Academy at West Point, N.Y., and a 1976 honors graduate of the University of Washington School of Medicine at Seattle, Wash. Dr. Copley was awarded the Bronze Star, Vietnamese Cross of Gallantry and other medals for service in Vietnam. He is a retired colonel. Dr. Copley is the author or co-author of more than 50 articles and studies. He is a much sought-after speaker on the lecture circuit.


Alan W. Grofe'

     Alan W. Grofe was President until October 8, 2000 and a director until December 6, 2000. He had been President of the Company since May 15, 1996 and Executive Vice President, Secretary and a director of the Company since April 1996. From March 1993 to March 1997, Mr. Grofe' was President and Chief Executive Officer of MarketLink, Inc., a direct marketing software company not affiliated with the Company. From 1991 to 1993, Mr. Grofe' served as President of CCS, Inc., a direct marketing service bureau and from 1989 to 1991, as Vice President and Chief Operating Officer of Warren & Lewis, a venture capital firm. Prior to that time, he managed the Federal Computer Conferences; a series of computer industry trade shows, for Information Development Corporation from 1988 to 1989. And from 1980 to 1987, he was account manager and later Director of Federal Systems Operations for Motorola Computer Systems, for whom he worked in both the healthcare industry and in computer sales to the government.

Michael J. Black

     Michael J. Black was Secretary, Chief Financial Officer until October 8, 2000 and a director until June 16, 2000. He had been employed as a key executive of the Company since September 1994. He was Chairman from January 1996 untilNovember 1999. From 1991 to September 1994, Mr. Black was a consultant for Asset Growth Partners, Inc., an investment banking firm, working on mergers and acquisitions, equity and debt financing and strategic planning, primarily for technology companies. From 1989 to 1991 he served as vice president of finance for NMI Network Systems, Inc./The Account Data Group before that as president and founder of The Account Data Group. Both of these companies were involved in various aspects of computer systems integration.

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

ITEM 10.  Executive Compensation.

     The following table sets forth information concerning the compensation paid during the Company's fiscal years ended December 31, 2000, 1999, and 1998 to the Company's Chief Executive Officer and all other executive officers whose base salaries during the year were in excess of $100,000 (collectively, "Named Executive Officers").

                              Summary Compensation Table

                                           Annual Compensation              Long-Term Compensation
                                           -------------------              ----------------------
                                                                            Shares
                                                                            Underlying
Name and Principal Position                Year      Salary ($)             Warrants (#)
---------------------------                ----      ----------             ------------
Douglas A. Cohn........................    12/31/00         -0-                 -00
  Chairman & CEO                           12/31/99         -0-             750,000


Alan W. Grofe............................  12/31/00    145,000              200,000
  President, Chief Operating               12/31/99    110,068              750,000
    Officer                                12/31/98    145,000              250,000

Michael J. Black ........................  12/31/00    120,000              200,000
   Chief Financial Officer,                12/31/99    111,440              750,000
 Treasurer, and Corporate Secretary        12/31/98    145,000              250,000

     The following table contains information concerning common stock purchase warrants granted to the Named Executive Officers during the fiscal year ended December 31, 2000. No stock options were granted during the period.

                                      Warrant Grants in Last Fiscal Year

                                                           Number of   Percentage
                                                           Securities  of Total
                                                           Underlying  Warrants     Exercise   Expiration
                                                           Warrants    Granted (1)  Price (2)     Date
                                                           ----------  -----------  ---------     ----
   Alan W. Grofe................................           100,000         25%       $.6875     10/15/05
                                                           100,000         25%       $ 1.00     10/15/02


   Michael J. Black.............................           100,000         25%       $.6875     10/15/05
                                                           100,000         25%       $ 1.00     10/15/02

(1) Based on an aggregate of 400,000 warrants granted to employees in the fiscal year ended December 31, 2000, including warrants granted to the Named Executive Officers.

(2) The exercise price of each grant is equal to or greater than the fair market value of the Company's Common Stock on the date of the grant.

     The following table sets forth certain information concerning exercisable and unexercisable warrants held as of December 31, 2000 by each of the Named Executive Officers:

                        Aggregate Warrants Exercises in Last Fiscal Year and Fiscal Year-end Warrant Values

                                                                                    Number of
                                                                              Unexercised Warrants         In-the-Money Warrants (1)
                                                                         ------------------------------    -------------------------
                                                                         Exercisable      Unexercisable    Exercisable  Unexrcisable
                                                                         -----------      -------------    -----------  ------------
   Douglas A. Cohn..................................................        750,000            -0-           $679,650        -0-
   Alan W. Grofe....................................................        950,000            -0-           $860,890        -0-
   Michael J. Black (2).............................................        900,000            -0-           $815,580        -0-

(1) Based on the difference between the closing price on December 31, 2000 ($.9062) and the exercise price of the outstanding warrants.


Employment Agreements

     As of December 31, 2000 employment agreements with Alan W. Grofe and Michael J. Black expired. There are now no employment agreements in effective with us.

     On January 1, 1998, the Company entered into an employment with Alan W. Grofe' to serve as The President and Chief Operating Officer, and a Director of the Company for a term commencing January 1, 1998 and ending December 31, 2000. Mr. Grofe' was director of the Company from April 16, 1996. The agreement provided for a salary of $145,000 per annum and for stock options under the Company Stock Option Plan or, if there was no such plan, he would be granted warrants, exercisable immediately for 60 months, to purchase a minimum of 100,000 to a maximum of 250,000 shares of Common Stock at an exercise price of not less than the most recently issued warrants. The agreement also contained restrictive covenants restricting Mr. Grofe' for two years, after termination of his employment from competing with the Company and soliciting Company employees or customers.

     On January 1, 1998, the Company entered into an employment agreement with Michael J. Black to serve as the Chairman of the Board and Chief Executive Officer for a term commencing January 1, 1998 and ending December 31, 2000. Mr. Black was Chairman of the Company from May 15, 1996 to November 16, 1999. Pursuant to a letter agreement dated November 16, 1999, Mr. Black would no longer serve as Chairman and Chief Executive Officer but would continue as the Chief Financial Officer of the Company until June 1, 2000, to transition certain duties, at a salary of $10,000 per month. Pursuant to the original agreement, Mr. Black was be granted warrants, exercisable immediately for 60 months, to purchase a minimum of 100,000 to a maximum of 250,000 shares of Common Stock at an exercise price of not less than the most recently issued warrants. The agreement also contained restrictive covenants restricting Mr. Black for two years after termination of his employment from competing with the Company and soliciting Company employees or customers.

     None of the other Company's executive officers have existing employment agreements. Any previous employment agreements between the Company and its executive officers have either lapsed or have been rescinded, and no new agreements have been executed.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of December 31, 2000, certain information with respect to the beneficial ownership of shares of Common Stock of: (i) each person who is known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock,
(ii) each Director of the Company and Named Executive Officer, and (iii) all directors and executive officers of the Company as a group. As of March 31, 2001, the Company had 21,019,311 shares of Common Stock outstanding

                                                                       Beneficially       Percent
   Name and Address of Beneficial Owner                                 Owned (1)         of Class
   ------------------------------------                                 ---------         --------
   The Steven W. Bingaman 1996 Trust (2)................................   3,088,106        14.8%
          551 Fifth Avenue, Suite 1625
          New York, N.Y. 10176

   Internet Guide Inc. (3)..............................................   4,156,157        19.9%
          P.O. BOx TT
          McLean, VA 22101

   Douglas A. Cohn (4)..................................................   1,050,682         5.0%
   Alan W. Grofe (5)....................................................   1,240,205         5.9%
   Michael J. Black (6).................................................   1,320,635         6.3%
   Jack Anderson........................................................          -0-        0.0%
   J. Brian Copley......................................................       3,800        0.02%
   All Directors and Officers as a group................................   3,611,522        17.3%

          Total.........................................................  11,055,785        51.6%

_____________________________
(1) Shares of the Company's Common Stock which any person or entity set forth in this table has a right to acquire, pursuant to the exercise of options or warrants, are deemed to be outstanding for the purpose of computing the percentage ownership of such person or entity, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person or entity.

(2) Number of shares Beneficially Owned includes 3,288,106 shares of common stock of which 1,568,471 shares are owned by Appleby Partners, Ltd.. Appleby Partners, Ltd. has the sole power not only to vote and direct the disposition of the shares of common stock and warrants held by it but also has the sole power to vote and direct the disposition of 1,643,478 shares of common stock held by the Steven W. Bingaman 1996 Trust.

(3) Number of shares Beneficially Owned includes: 356,397 shares issuable upon exercise of warrants exercisable until November 21, 2002 at a price of $1.00, 250,000 shares issuable upon exercise of warrants exercisable until August 31, 2002 at a price of $1.00 and 250,000 shares issuable upon exercise of warrants exercisable until August 31, 2002 at a price of $2.00 all held by such entity. This does not include warrants to purchase 750,000 shares of common stock owned by Douglas A. Cohn, the Chairman and Chief Executive Officer of the Company and of Internet Guide, Inc. in his individual capacity. Mr. Cohn disclaims beneficial ownership of the shares of the Company common stock and warrants held by Internet Guide, Inc. except to the extent of his pecuniary interest therein.

(4) Number of shares Beneficially Owned includes 750,000 shares issuable upon exercise of warrants exercisable until November 30, 2002 at a price of $1.00 each held by Mr. Cohn. This does not include warrants to purchase 856,397 shares of common stock owned by Internet Guide, Inc. and Mr. Cohn disclaims beneficial ownership thereof except to the extent of his pecuniary interest therein, if any.

(5) Number of shares Beneficially Owned includes: 250,000 shares issuable upon exercise of warrants until May 31, 2003 at a price of $.75 each, 500,000 shares issuable upon exercise of warrants until September 18, 2004 at a price of $.75 each, 100,000 shares issuable upon exercise of warrants until October 15, 2005 at a price of $.6875 each and 100,000 shares issuable upon exercise of warrants until October 15, 2002.

(6) Number of shares Beneficially Owned includes: 100,000 shares issuable upon exercise of warrants until October 15, 2005 at a price of $.6875 each and 100,000 shares issuable upon exercise of warrants until October 15, 2002.


     ITEM 12.  Certain Relationships and Related Transactions

     Many of the transactions during the last two years between the Company and any of its officers, directors, principal stockholders or their affiliates are the issuance of common stock to certain of the Company's officers described in the Registration Statement on Form 10-SB incorporated by reference at "Recent Sales of Unregistered Securities", described at page 54, the issuance of warrants to certain of the Company's officers, described in "Executive Compensation" at page 45, the issuance of warrants to a certain director of the Company described in "Executive Compensation" at page thereof, the issuance of warrants to Aesop Financial Corporation, described in "Description of the Company's Securities" at and the lease of computer equipment from Aesop, described in "Description of Properties" at page 41 thereof. Aesop Financial Corporation is a wholly owned subsidiary of Appleby Partners, Ltd., which is a principal stockholder as set forth in "Principal Stockholders" at page 42.

On February 8, 2001, a former officer and director exercised 700,000 warrants in exchange for a promissory note in the amount of $525,000. The warrants held anti-dilution rights and were eligible to receive stock distributions from the July 31, 2000 and August 31, 2000 Stock Distribution programs.

ITEM 13.  Exhibits and Reports on Form 8-K

     a)  The following financial statements are filed as part of this report:
         Financial Statements.
               1)  Balance Sheet as of December 31, 2000 and 1999.
               2) Statements of Operations for the years ended December 31, 2000 and 1999.
               3) Statements of Cash Flows for the years ended December 31, 2000 and 1999.
               4) Statements of Stockholders' Equity (deficit) for the years ended December 31, 2000 and 1999.
               5)  Notes to Financial Statements.
               6)  Independent Accountant's Report.
     b)  Reports on Form 8-K

     The Company filed the following Current Reports on Form 8-K during the last quarter of the period covered by this report: On November 16, 2000, a report stating that Kaufman Davis, PC, the Company's auditors had resigned November 9, 2000, and a report was filed on December 21, 2000, announcing that Aronson, Fetridge & Weigle, PC was engaged to be the Company's auditors for the year ending December 31, 2000.


     c)  Exhibits:



     Exhibit
     Number    Description
     ------    -----------

     3.1 Copy of the Certificate of Incorporation of the predecessor corporation under the name of Travel Technologies International, Inc. (1)
     3.2       Copy of Restated Certificate of Incorporation of the
               predecessor corporation, which among other things changes its name to Traverse Technologies, Inc. (1)
     3.3 Copy of Amendment to the Restated Certificate of Incorporation, changing the name of the predecessor corporation to Integrated Healthcare Systems, Inc. (1)
     3.4 Copy of the Certificate of Renewal of Integrated Healthcare Systems, Inc. as filed with the State of Delaware (2)
     3.5       Copy of the By-Laws of the predecessor corporation (1)
     3.6 Copy of the Certificate of Incorporation of IHS of Virginia, Inc. a wholly owned subsidiary. (2)
     3.7 Copy of the Certificate of Renewal of the IHS of Virginia, Inc as filed with the State of Delaware (2)
     3.8       Copy of the By-Laws of IHS of Virginia, Inc. (2)
     3.9 Copy of the Articles of Incorporation our Company as filed with the State of Virginia on May 20, 1999 (2)
     3.10      Plan of Merger between IHS and the Company effective June 14,
               1999. (2)
     3.11 Articles of Merger effective June 14, 1999 as filed with the State of Virginia (2)
     3.13      Copy of the By-Laws of the Company (2)
     3.12      Agreement of Merger as filed with State of Delaware (2)
     23.2 Certified copy of the Certificate of Incorporation of The DataQual Group, Inc. a wholly owned subsidiary 920
     3.15      Copy of the By-Laws of the DataQual Group, Inc. (2)
     4.1       Form of Certificate evidencing shares of Common Stock of the
               Company. (2)
     4.2 Warrant Certificate for 325,000 warrants issued to the Steven W. Bingaman 1996 Trust. (2)
     4.3 Warrant Certificate for 40,000 warrants issued to Asset Growth Partners, Inc. (2)
     4.4       Warrant Certificate for 50,000 warrants issued to Mark Wachs (2)
     4.5 Warrant Certificate for 1,190,000 warrants issued to Aesop Financial Corporation together with Assignment thereof to Appleby Partners, Ltd. (2)
     4.6       Form of 1995 Redeemable Bridge Warrants (2)
     4.7 Form of Warrant Certificates issued to Investors, Placement Agents and Investment Banker in 1997 and 1998 (2)
     4.8       Form of Warrant Certificates issued to management
               executives, and consultants (2)
     4.9       Form of Class A Redeemable Common Stock Purchase
               Certificate (2)
     4.10 Warrant Agreement between the Company and the Warrant Agent covering the Class A Common Stock Warrants (2)
     10.1      Form of Software License and Support Agreement (2)
     10.2      Form of Licensed Software Agreement (2)
     10.3      Form of Software Maintenance Agreement (2)
     10.4      Form of DataQual(R) for Windows and I-Link(sm) Upgrade Addendum
               (2)

     10.5      (a) Form of Executive Employment Agreement (2)
               (b) Forms of Employment for key Employees (2)
     10.6      Sublease Agreement dated as of May 21, 1999 (2)
     21.1      Subsidiaries of Registrant (2)
     23.2 Consent of Kaufman Davis PC for Annual Statement, December 31, 1997 and 1998(2)
     23.3      Consent of Kaufman Davis, PC for Annual Statement, December 31,
               1999
     23.4 Consent of Aronson, Fetridge & Weigle, PC for Annual Statement, December 31, 2000


          (1) Incorporated by reference to the Company's Regulation Form 1-A Offering Statement of Integrated Healthcare Systems, Inc. (the predecessor corporation) filed on Form 1-A under the Securities Act of 1933 as emended (file No. 24-3450).

          (2) Incorporated by reference to the Company's Registration Statement on Form 10-SB (File No. 001-15179).

          (3) Incorporated by reference to our Quarterly Report on Form 10-QSB, for the fiscal quarter ended June 30, 2000.

          (4) Incorporate by reference to our Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2000.

                                                 Quotient, Inc. And Subsidiaries

                               Table of Contents


================================================================================

                                                                      Page

Independent Auditor's Report                                           F-2

Independent Auditor's Report - prior year                              F-3

Financial Statements

  Consolidated Balance Sheets                                    F-4 - F-5

  Consolidated Statements of Operations                          F-6 - F-7

  Consolidated Statements of Stockholders' Equity (Deficit)            F-8

  Consolidated Statements of Cash Flows                          F-9 - F-10

  Notes to Consolidated Financial Statements                   F-11 - F-26

Independent Auditor's Report


To the Board of Directors
H.Quotient, Inc.
Vienna, Virginia

We have audited the accompanying Consolidated Balance Sheet of H.Quotient, Inc. and Subsidiaries (the "Company") as of December 31, 2000, and the related Consolidated Statements of Operations, Shareholders' Equity, and Cash Flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of H.Quotient, Inc. and Subsidiaries as of December 31, 1999, were audited by other auditors whose report dated May 11, 2000 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2000 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of H.Quotient, Inc. and Subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

ARONSON, FETRIDGE & WEIGLE, P.C.
CERTIFIED PUBLIC ACCOUNTANTS

Rockville, Maryland
May 23, 2001

                        Report of Independent Auditors


To the Board of Directors
H-Quotient, Inc.
Reston, Virginia

We have audited the accompanying consolidated balance sheet of H-Quotient, Inc. and Subsidiaries (the Company) as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity (accumulated deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of H-Quotient, Inc. and Subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



Kaufman Davis, PC
Certified Public Accountants
Bethesda, MD


May 11, 2000

===========================================================================================================

December 31,                                                                          2000             1999
-----------------------------------------------------------------------------------------------------------
Assets

Current assets
  Cash                                                                          $  151,462       $   15,729
  Investment in equity securities                                                2,598,637        2,915,322
  Accounts receivable, less allowance for doubtful accounts of $18,790,
     in 2000 and 1999                                                              164,912          671,724
  Due from affiliates                                                               24,236                -
  Costs and estimated earnings in excess of billings on uncompleted
    contracts                                                                      518,977           36,145
  Notes receivable                                                                 747,000                -
  Prepaid expenses                                                               1,732,694           41,503
-----------------------------------------------------------------------------------------------------------

Total current assets                                                             5,937,918        3,680,423

Property and equipment, net                                                        206,358           77,031

Capitalized software, net                                                          316,105          371,959

Deposits                                                                            14,294           68,631
-----------------------------------------------------------------------------------------------------------


Total assets                                                                    $6,474,675       $4,198,044
===========================================================================================================

         See accompanying Notes to Consolidated Financial Statements.

                                               H.Quotient, Inc. and Subsidiaries

                                                     Consolidated Balance Sheets

=============================================================================================================

December 31,                                                                          2000               1999
-------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity

Current liabilities
  Accounts payable                                                             $   356,445       $    464,547
  Accrued expenses                                                                 898,153          1,561,383
  Due to affiliates                                                                 50,077                  -
  Short-term debt                                                                  477,285            275,130
  Billings in excess of costs and estimated earnings on uncompleted
     contracts                                                                           -            205,302
  Deferred revenues                                                                459,530            123,778
-------------------------------------------------------------------------------------------------------------

Total current liabilities                                                        2,241,490          2,630,140
-------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity
  Preferred stock, 10,000,000 shares authorized, 100                                                        -
     shares issued and outstanding
  Common stock, $.0001 par value, 90,000,000 shares authorized,
     19,810,544 and 12,464,866 shares issued and outstanding at December
     31, 2000 and 1999, respectively                                                 1,982              1,247
  Additional paid-in capital                                                    13,652,448         12,191,130
  Accumulated deficit                                                           (9,421,245)       (10,624,473)
-------------------------------------------------------------------------------------------------------------

Total shareholders' equity                                                       4,233,185          1,567,904
-------------------------------------------------------------------------------------------------------------

Total liabilities and shareholders' equity                                     $ 6,474,675       $  4,198,044
=============================================================================================================

         See accompanying Notes to Consolidated Financial Statements.

                                               H.Quotient, Inc. and Subsidiaries

                                           Consolidated Statements of Operations

============================================================================================================

Years Ended December 31,                                                            2000              1999
------------------------------------------------------------------------------------------------------------
Revenues
 Software sales                                                                 $  591,731        $1,040,312
 Maintenance and service income                                                    548,600           497,223
 Sale of marketing rights                                                          791,319                 -
------------------------------------------------------------------------------------------------------------

Total revenues                                                                   1,931,650         1,537,535
------------------------------------------------------------------------------------------------------------

Operating expenses
 Cost of sales and services                                                        578,899           543,130
 Selling and marketing                                                             258,429           259,044
 General and administrative                                                      1,488,039           965,380
------------------------------------------------------------------------------------------------------------

Total operating expenses                                                         2,325,367         1,767,554
------------------------------------------------------------------------------------------------------------

Operating loss                                                                    (393,717)         (230,019)
------------------------------------------------------------------------------------------------------------

Other income (expenses)
 Interest expense                                                                  (38,706)         (107,636)
 Unrealized loss on securities                                                    (357,034)          (33,751)
 Realized gain on sale of securities                                             1,851,497            93,903
 Interest income                                                                    28,176             5,695
 Gain on disposals of equipment                                                          -             1,550
 Other                                                                              21,078            34,961
------------------------------------------------------------------------------------------------------------

Total other income (expense)                                                     1,505,011            (5,278)
------------------------------------------------------------------------------------------------------------

Income (loss) before provision for income taxes and extraordinary item           1,111,294          (235,297)

Provision for income taxes                                                               -                 -
------------------------------------------------------------------------------------------------------------

Income (loss) before extraordinary item                                          1,111,294          (235,979)

Extraordinary gains                                                                 91,934         1,275,322
------------------------------------------------------------------------------------------------------------

Net income                                                                      $1,203,228        $1,040,025
------------------------------------------------------------------------------------------------------------

         See accompanying Notes to Consolidated Financial Statements.

                                               H.Quotient, Inc. and Subsidiaries

=============================================================================================================

Years Ended December 31,                                                            2000              1999
-------------------------------------------------------------------------------------------------------------
Net income (loss) per common share
 Basic:
 Net income loss before extraordinary item                                      $      0.07       $     (0.03)
-------------------------------------------------------------------------------------------------------------

 Net income                                                                     $      0.08       $      0.13
-------------------------------------------------------------------------------------------------------------

 Diluted:
 Net income (loss) before extraordinary item                                    $      0.06       $     (0.03)
-------------------------------------------------------------------------------------------------------------

 Net income                                                                     $      0.07       $       .09
-------------------------------------------------------------------------------------------------------------

Weighted average common shares
 Basic                                                                           16,123,896         7,841,237
-------------------------------------------------------------------------------------------------------------

 Diluted                                                                         17,725,850        11,531,284
-------------------------------------------------------------------------------------------------------------

         See accompanying Notes to Consolidated Financial Statements.

                                               H.Quotient, Inc. and Subsidiaries

                       Consolidated Statements of Shareholders' Equity (Deficit)

================================================================================

Years Ended December 31, 2000 and 1999
------------------------------------------------------------------------------------------------------------------------
                                                                                                               Total
                                                                             Additional                    Shareholders'
                                                         Common Stock          Paid-in      Accumulated        Equity
                                                   ----------------------
                                                       Shares      Amount      Capital        Deficit        (Deficit)
                                                   ---------------------------------------------------------------------
December 31, 1998                                     5,110,705    $  511    $ 7,489,905    $(11,664,498)    $(4,174,082)

Issuance of common stock for:
 Cash                                                 1,584,280       158        847,859               -         848,017
 Services/expenses                                      661,844        66        372,772               -         372,838
 Securities                                             500,000        50        499,950               -         500,000
 Notes                                                  257,727        26        384,489               -         384,515
 Debt conversion                                        361,560        36        248,407               -         248,443

Warrants exercised for:
 Cash                                                   590,000        59        162,441               -         162,500
 Securities                                           3,299,750       331      3,149,420               -       3,149,751
 Debt conversion                                         99,000        10         49,490               -          49,500
 Less: shares sold in exchange for note receivable
  (See note 4)                                                -         -     (1,013,603)              -      (1,013,603)
Net income for 1999                                           -         -              -       1,040,025       1,040,025
------------------------------------------------------------------------------------------------------------------------

December 31, 1999                                    12,464,866     1,247     12,191,130     (10,624,473)      1,567,904

Issuance of common stock for:
 Cash                                                   206,552        21        149,619               -         149,640
 Services/expenses                                      814,503        82        879,088               -         879,170
 Debt conversion                                          4,415         -         21,523               -          21,523
 Two, one-for-seven distributions                     3,857,289       386           (386)              -               -

Warrants exercised for:
 Cash                                                 1,621,816       162      1,164,625               -       1,164,787
 Securities                                             125,000        12         99,988               -         100,000
 Other                                                  819,617        82            (82)              -               -

Payment of Company debts by shareholder                       -         -         98,436               -          98,436
Redemption of stock                                    (317,814)      (31)    (1,915,075)              -      (1,915,106)
Issue of stock for acquisition                          214,300        21            (21)              -               -

Add: note receivable collection on shares sold in
 1999                                                         -         -        963,603               -         963,603

Net income for 2000                                           -         -              -       1,203,228       1,203,228
------------------------------------------------------------------------------------------------------------------------

December 31, 2000                                    19,810,544    $1,982    $13,652,448    $ (9,421,245)    $ 4,233,185
------------------------------------------------------------------------------------------------------------------------

         See accompanying Notes to Consolidated Financial Statements.

                                               H.Quotient, Inc. and Subsidiaries

                                           Consolidated Statements of Cash Flows

================================================================================

Years Ended December 31,                                                           2000              1999
------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
 Net income                                                                    $ 1,203,228       $ 1,040,025
Adjustments to reconcile net income to net cash used in operating activities
 Depreciation                                                                       70,192            55,147
 Amortization                                                                      108,709            49,660
 Gain on sale of equipment                                                               -            (1,550)
 Stock and warrants issued for current expenses                                    146,006           272,494
 Proceeds from sale of trading securities                                          484,989                 -
 Unrealized loss on securities                                                     357,034            33,751
 Realized gain on sale of securities                                            (1,851,497)          (93,903)
 Extraordinary gains                                                               (91,934)       (1,275,322)
 (Increase) decrease in
   Accounts receivable                                                             506,812          (601,392)
   Due from affiliates                                                             (24,236)            9,985
   Costs and estimated earnings in excess of billings                             (482,832)          (36,145)
   Prepaid expenses                                                                105,247            (6,503)
   Deposits                                                                         54,337           (64,040)
 Increase (decrease) in
   Accounts payable                                                                (79,719)         (234,501)
   Accrued expenses                                                               (562,319)          413,434
   Due to affiliates                                                                50,077                 -
   Billings in excess of costs and estimated earnings                             (205,302)          205,302
   Deferred revenues                                                               335,752          (114,447)
------------------------------------------------------------------------------------------------------------
Net cash provided (used) in operating activities                                   124,537          (348,005)
------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
 Proceeds from sale of equity securities                                           760,136                 -
 Purchases of equity securities                                                   (500,317)                -
 Additions to property and equipment                                              (199,519)          (64,402)
 Proceeds from sale of equipment                                                         -             1,550
 Proceeds from note receivable                                                     340,000                 -
 Advances under note receivable                                                    (25,000)                -
 Capitalized software                                                              (52,855)         (352,311)
------------------------------------------------------------------------------------------------------------
Net cash provided (used) in investing activities                                   322,445          (415,163)
------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
 Proceeds from sale of common stock                                              1,319,103         1,007,121
 Proceeds from notes payable                                                       350,000                 -
 Repayment of notes payable                                                        (65,246)         (230,000)
 Redemptions                                                                    (1,915,106)                -
------------------------------------------------------------------------------------------------------------
Net cash provided (used) financing activities                                     (311,249)          777,121
------------------------------------------------------------------------------------------------------------

         See accompanying Notes to Consolidated Financial Statements.

                                               H.Quotient, Inc. and Subsidiaries

================================================================================

Years Ended December 31,                                                            2000             1999
-----------------------------------------------------------------------------------------------------------
Net increase in cash                                                              $135,733          $13,953

Cash at beginning of year                                                           15,729            1,776
-----------------------------------------------------------------------------------------------------------

Cash at end of year                                                               $151,462          $15,729
-----------------------------------------------------------------------------------------------------------

         See accompanying Notes to Consolidated Financial Statements.

                                               H.Quotient, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

1.  Organization     Organization - H.Quotient, Inc. (the "Company"), was
    and significant  incorporated in the Commonwealth of Virginia on May 12,
    accounting       1999 as a wholly-owned subsidiary of Integrated Healthcare
    policies         Systems, Inc. ("IHS"). On June 14, 1999, IHS executed a
                     downstream merger with H.Quotient, Inc. in which all the issued and outstanding shares of common stock of IHS were exchanged for an equal number of shares of the $.0001 par value common stock of the Company. The Company develops, markets, installs and maintains integrated hardware and software systems to private and public healthcare facilities throughout the United States.

                     Basis of Presentation - The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries, IHS of Virginia, Inc. (sold December 28, 2000) (see note 15) Dataqual Group, Inc and Quotient Capital Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

                     Use of Estimates - The preparation of consolidated financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the associated amounts of revenues and expenses during the period reported. Actual results could differ from the estimates.

                     Revenue Recognition - The Company sells software systems under noncancelable sales agreements. Revenue from a software system sale is recognized when a sales agreement is in force, the product has been delivered, the sales price is fixed and determinable, and collectibility is reasonably assured. If a software system sale includes multiple elements, the sale price is allocated to each element according to its actual selling price.

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

                                               H.Quotient, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================


1.  Organization     The Company offers non-specific upgrades to customers with and significant  annual support agreements for a specific product when they
    accounting       are completed and available for release. If an upgrade
    policies         leads to a new product, the upgrade is considered a new
    (continued)      sale.

                     Revenues from consulting services are recognized as performed. Revenues derived from maintenance contracts are initially deferred and recognized as revenue ratably over the terms of the contracts, which are typically from one to two years.

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

                     Throughout the year cash and cash equivalents exceeded federally insured limits. Management does not believe that this results in any significant credit risk.

                     Fair Value of Financial Instruments - The Company considers the recorded value of its financial assets and liabilities, consisting principally of contracts receivable, investments in equity securities, accounts payable, accrued expenses, and debt to approximate the fair value of the respective assets and liabilities at December 31, 2000 and 1999.

                     Property and Equipment - Property and equipment are stated at cost. Depreciation of property and equipment is determined using the straight-line method over an estimated useful life of three years.

                     Capitalized Software Costs - The Company capitalizes software development costs incurred subsequent to the internal release of the product for acceptance testing. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding four years, based on the economic life of the product. Capitalized software costs consist of the following:

                                                                2000           1999
                                                            --------------------------
                     Capitalized software                   $   474,474    $   421,619
                     Accumulated amortization                  (158,369)       (49,660)
                     -----------------------------------------------------------------

                     Net                                    $   316,105    $   371,959
                     =================================================================

                                               H.Quotient, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================


1.  Organization     Amortization expense for the years ended December 31, 2000 and significant and 1999 totaled $108,709 and $49,660, respectively. accounting
    policies         The carrying amount of acquired technology and software
    (continued)      development is periodically reviewed by the Company for
                     impairment. Impairment is recognized when the future gross revenues from products, reduced by the estimated future costs of completing and disposing of that product, including the costs of maintenance and customer support required at the time of sale, is less than the carrying amount of that product.

                     Income Taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses and tax credits that are available to offset future taxable income. The Company evaluates the likelihood of realization of deferred tax assets and provides an allowance where, in management's opinion, it is more likely than not that the asset will not be realized.

                     Net Income (Loss) - Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per share include the dilutive effect of warrants and contingent shares.

2.  Investments in   The Company's investment in equity securities consists of
    equity           marketable securities that the Company has classified as
    securities       trading securities and common stock in a closely held
                     Company that is a shareholder of the Company and is reported at cost.

                     The trading securities consist of 12,687,500 and 1,550,000 shares of Veridien Corporation as of December 31, 2000 and 1999, respectively, that had a fair value of $792,969 and $116,250, respectively. The unrealized loss on this investment as of December 31, 2000 and 1999 was $357,034 and $33,751, respectively.

                                               H.Quotient, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

2.  Investments in   The investment in the stock of a shareholder of
    equity           the Company consists of 310,516 and 430,626 shares of
    securities       common stock of Internet Guide, Inc. ("Internet Guide")
    (continued       as of December 31, 2000 and 1999, respectively. These
                     shares are carried at cost of $1,804,288 and $2,799,072, as of December 31, 2000 and 1999. In December 2000, the
                     Company acquired 79,890 shares of Internet Guide stock in an exchange of a marketable security that was valued at $305,216, the fair value of the stock exchanged on the date of the exchange. The Company sold 138,500 shares of Internet Guide in September 2000 for $1,800,000, consisting of $732,000 of notes receivable from unrelated parties and $1,068,000 of commercial trade credits. A gain of $899,750 was recognized on the sale. In addition, in September 2000, the Company exchanged 61,500 shares of Internet Guide stock at $6.50 per share, an aggregate of $800,000, for 8,000,000 shares of the common stock of Veridan Corporation. No gain or loss was recognized on the exchange.

                     During 1999, the Company acquired 615,346 shares of Internet Guide stock at $6.50 per share and sold 184,720 shares in transactions that resulted in a realized gain of $93,903.

3.  Notes            Notes receivable at December 31, 2000, consist of a note
    receivable       from an employee for a cash advance of $15,000 and a group of notes from Canadian individuals that totaled $732,000 and were due at various dates in 2000 and 2001. On May 4, 2001, the $732,000 of notes were exchanged for $382,000 of commercial trade credits and a $350,000 note payable to the other party to the exchange transaction.

4.  Prepaid          Prepaid expenses at December 31, 2000 include $1,068,000 of
    expenses         Asset Recovery Credits from SGD International Corp. and
                     $622,500 of Cash Collateral Credits issued by SGD
                     International Corp. acquired from Veridien Corporation. The credits represent amounts that the Company expects to use in the fulfillment of future sales contracts.

5.  Property and     Property and equipment consists of the following:
    equipment

                                                                           2000           1999
                                                                       --------------------------
                     Office and computer equipment                     $   339,225    $   190,218
                     Furniture and fixtures                                 57,804          7,291
                     ----------------------------------------------------------------------------
                                                                           397,029        197,509
                     Less: accumulated depreciation                       (190,671)      (120,478)
                     ----------------------------------------------------------------------------

                                                                       $   206,358    $    77,031
                     ============================================================================

                     Depreciation expense of property and equipment was $70,192 and $55,147 for the years ended December 31, 2000 and 1999, respectively.

                                               H.Quotient, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

6.  Short-term       Short-term debt consists of the following:
    debt                                                                      2000               1999
                                                                           ------------------------------
                     Unsecured note payable to 967474 Ontario, Inc.
                         with interest at 12%, due March 28, 2001          $   350,000        $         -

                     Unsecured note payable to a bank with interest at
                         prime plus 1%.                                              -             70,000

                     Legal settlement with a law firm with interest at
                         9%. The Company is in default of the terms of
                         settlement of this obligation.                         62,475            105,000

                     Unsecured non-interest bearing demand note
                         payable to an individual.                                   -             35,320

                     Unsecured promissory notes payable with interest
                         at 15%. These notes are in default                     64,810             64,810
                     ------------------------------------------------------------------------------------

                                                                           $   477,285        $   275,130
                     ====================================================================================

7.  Uncompleted      Costs incurred on uncompleted contracts               $   725,164        $   463,104
    contracts        Gross profit recognized to date on uncompleted
                         contracts                                             720,657            440,532
                     Less: Billings to date                                   (926,838)        (1,072,793)
                     ------------------------------------------------------------------------------------

                     Net                                                   $   518,977        $  (169,157)
                     ====================================================================================

                     Included in the accompanying consolidated balance sheets under the following captions:

                     Costs and estimated earnings in excess of billings
                         on uncompleted contracts                          $   518,977        $    36,145
                     Billings in excess of cost and estimated earnings
                         on uncompleted contracts                                    -           (205,302)
                     ------------------------------------------------------------------------------------

                                                                           $   518,977        $  (169,157)
                     ====================================================================================

                                               H.Quotient, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

8.  Commitments      Lease Commitments - The Company entered into a nineteen
    and              month lease agreement for office space beginning December
    contingencies    1, 2000. The lease requires monthly payments of $4,294 plus a pro rata share of taxes and operating costs. Future minimum lease payments as of December 31, 2000 under this lease are as follows:

                     Year ending
                     December 31
                     --------------------------------------------------

                     2001                                   $    51,531
                     2002                                        25,766
                     --------------------------------------------------

                     Total                                  $    77,297
                     --------------------------------------------------

                     Rent expense under all operating leases was $105,386 and $81,146 for the years ended December 31, 2000 and 1999, respectively.

                     On January 10, 1997 the Internal Revenue Service ("IRS") filed in the Circuit Court for the County of Fairfax, Virginia a Notice of Federal Tax Lien in the amount of $386,234 against the Company for employment withholding tax liabilities of Integrated Systems Technology, Inc. ("IST"), formerly a wholly owned subsidiary of the Company. It is the opinion of the Company's legal counsel that there is no "alter ego" liability on the part of the Company and that the lien filed against the Company is wrongful and should be released. The Company continues their efforts to get the lien released. Since the filing of the Notice the IRS has not made any effort to enforce it against the Company. In the event the lien is not released, the Company may have to bring a suit against the IRS in federal court for wrongful levy.

                     On May 17, 2001, a stockholder filed a law suit against the Company alleging that restrictions be removed from certain stock certificates owned by the stockholder, and that certain shares be issued to the stockholder. The restrictions have been removed, and the claim for approximately 500,000 shares from the year 2000 one-for-seven stock distributions is being assessed by counsel. The Company does not believe there to be any financial liability in the case.

                     Other suits arising out of the ordinary course of business are pending against the Company. Management believes the ultimate outcome of these actions will not result in a material adverse effect on its consolidated financial position, results of operations or cash flows.


9.  Shareholders'    In January 2000, 50,000 shares of common stock were issued
    equity           to the holder of a warrant at an exercise price of $0.75
                     per share in exchange for $37,500 in cash.

                     In January 2000, the Company issued 3,800 shares of common stock at $2.625 per share to a director of the Company in exchange for $9,975 in cash.

                     In February 2000, 325,000 shares of common stock were issued to the holder of a warrant at an exercise price of $0.75 per share in exchange for $243,750 in cash.

                                               H.Quotient, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                     In February 2000, the Company issued 10,000 shares of common stock at $2.375 per share in exchange for $23,750 in cash.

9.  Shareholders'    In March 2000, the Company issued 4,415 shares of common
    equity           stock which are subject to restrictions under Rule 144 of
    (continued)      the Securities Act of 1933 in exchange for $35,320 less
                     $13,797 in debt forgiveness at $4.875 per share.

                     From March through July 2000, the Company issued 33,550 shares of common stock to the holders of Class A Redeemable Warrants at an exercise price of $5.00 per share in exchange for $167,750 in cash.

                     In March 2000, the Company issued a total of 258,309 shares of common stock to the holders of warrants, in exchange for an aggregate of $208,808 which included $108,808 in cash and $100,000 in marketable securities as follows: 8,309 shares at an exercise price of $1.06 per share and 250,000 shares at an exercise price of $0.80 per share.

                     In March 2000, the Company issued 3,000 shares of common stock at $3.00 per share in exchange for $9,000 in cash.

                     From March through September 2000 the Company issued 113,273 shares of common stock in exchange for an aggregate of $125,851 for prepaid and current year expenses as follows: 15,000 shares at $2.00 per share; 20,000 shares at $1.55 per share; 5,000 shares at $1.33 per share; 13,273 shares at $1.00 per share and 60,000 shares at $0.75 per share.

                     In April 2000, 1,007,795 shares of common stock were issued to the holders of 1,384,971 warrants exercisable as follows: 575,000 at $1.00 per share; 200,000 at $1.50 per share and 619,971 at $2.00 per share, in exchange for $536,236 in cash and the return of 387,176 warrants valued at $4.08 per share as of the date of the transaction.

                     In May and September 2000, at par value the Company issued 819,617 shares of its common stock at par value in exchange for 5,737,319 Class A Redeemable warrants at a conversion rate of one share of common stock for every seven warrants received in the exchange pursuant to the Exchange Program announced February 29, 2000 in which the warrant holders participating in the exchange program agreed to a two year restriction on selling the shares under Rule 144 of the Securities Act of 1933.

                     In May 2000, 50,000 shares were issued to the holder of a warrant at an exercise price of $0.75 per share in exchange for $37,500 in cash.

                                               H.Quotient, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                     From June through December 2000, the Company purchased 317,814 shares of its common stock and sold 214,300 shares leaving a balance of 103,514 shares held by the Company at December 31, 2000.

                     In July and August 2000, the Company issued 3,857,289 shares of its common stock to shareholders in two, one-for-seven distributions.

9.  Shareholders'    In July 2000, the Company issued 75,000 shares of common
    equity           stock at $ 1.00 per share in exchange for $75,000 in cash.
    (continued)
                     In August 2000, the Company issued 107,667 shares of common stock at $ 0.23 per share in exchange for $25,000 in cash.

                     In September 2000, the Company issued 415,000 shares of common stock in exchange for $622,500 in commercial trade credits.

                     In September 2000, the Company granted an option to a company to purchase 680,000 shares of the Company's common stock at the lower of $1.00 per share or the lowest trade price on the date of exercise but not less than $.35 per share. The purchase price may be satisfied, at the discretion of the grantee by either cash or commercial trade credits. The option expires on December 31, 2001 if not exercised. In May 2001, the option was exercised for $.35 per share with payment made with commercial trade credits valued at $238,000.

                     In October 2000, 22,162 shares were issued to the holder of a warrant at an exercise price of $1.50 per share in exchange for $33,243 in cash.

                     In December 2000, the Company issued an aggregate of 281,300 shares of its common stock to a former officer and director as payment for accrued salary and repayment of debt and other expenses totaling $126,092.

                     During 2000, an officer/stockholder of the Company paid certain debts of the Company totaling $98,436. This amount has been recorded as additional paid-in capital in the Statement of Stockholders' Equity.

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

                                               H.Quotient, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                     In May and June 1999, the Company issued 460,000 shares of common stock to holders of warrants issued under a Regulation D offering upon exercise of warrants at a price of $0.25 per share. These warrants were originally purchased at $1.00 per warrant, for an aggregate price of $1.25 per share. In conjunction with the warrant exercise transactions, the Company issued 100,000 shares of common stock to the placement agent at $0.25 per share, net of commissions of $25,000 in cash.

9.  Shareholders'    On June 4, 1999, the Company adopted a plan of merger under
    equity           which each share of outstanding common stock of Integrated
    (continued)      Healthcare Systems, Inc. became convertible into one fully paid and nonassessable share of H.Quotient, Inc. common stock. Under the plan, the authorized capital stock of H.Quotient, Inc. is 100,000,000 shares consisting of 90,000,000 shares of common stock, $0.0001 par value and 10,000,000 shares of preferred stock, of which 100 shares of H.Quotient, Inc. were issued to Integrated Healthcare
                     Systems, Inc. each such share being entitled to one vote.

                     In June 1999, the Company issued 7,526,284 Class A redeemable warrants at an exercise price of $5.00 per share for a period of four years. These warrants were issued to all shareholders of record as of June 14, 1999 as part of the merger of that date (See Note 1).

                     In June 1999, the Company issued 99,000 shares of common stock to the holder of a warrant at an exercise price of $.50 per share in exchange for debt repayment of $49,500. Additionally, 30,000 shares of common stock were issued to the holder of a warrant at an exercise price of $0.75 per share in exchange for $22,500 in cash.

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

                                               H.Quotient, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

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

9.  Shareholders'    In October 1999, the Company issued 200,000 warrants at an
    equity           exercise price of $1.00 per share for a three year period
    (continued)      to key outside non-employees in exchange for services
                     rendered.

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

                     In December 1999, the Company issued 300,000 shares of common stock were issued to the holder of a warrant at an exercise price of $0.50 per share in exchange for $150,000 in marketable securities.

                                               H.Quotient, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

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

9.  Shareholders'    In December 1999, the Company issued 750,000 warrants to
    equity           the Chairman of the Board at an exercise price of $1.00 per
    (continued)      share. The warrants are exercisable by the officer as
                     follows: 250,000 are exercisable from December 1999 through December 2002, 250,000 are exercisable from December 2000 through December 2003, and 250,000 warrants are exercisable after December 2001, provided the officer is employed by the Company at December 31, 2001.

                     A summary of warrant activity follows:

                                                          Exercise Period             Exercise      Number of
                                                   ------------------------------       Price        Shares
                                                         From           To              Range       Reserved
                                                   -----------------------------------------------------------
                     December 31, 1998 - Warrants
                     outstanding                                                                     4,009,971
                     Issued during 1999                  April 1999     September    $  .50-5.00    14,109,549
                                                                             2004
                     Exercised during 1999                                           $  .25-1.00    (3,988,750)
                    ------------------------------------------------------------------------------------------
                     December 31, 1999 - Warrants
                     outstanding                                                                    14,130,770

                     Issued during 2000               November 2000  October 2005    $  .69-1.50       505,000
                     Exercised during 2000                                           $  .75-2.00    (2,100,442)
                     Exchanged for common stock                                      $      5.00    (5,207,889)
                     Terminated during 2000                                          $ 1.00-7.00    (1,107,838)
                    ------------------------------------------------------------------------------------------

                     December 31, 2000 - Warrants
                     outstanding                                                                     6,204,351
                    ==========================================================================================


10. Stock based      On November 15, 1999, the Company instituted a non-
    compensation     qualified employee stock purchase program under which all
    plan             employees could purchase restricted common stock from the
                     Company at a purchase price equivalent to the closing price on the date of purchase. Under this program, the Company matched all stock purchases on a one for one basis. During the years ended December 31, 2000 and 1999, 4,929 and 28,864 shares, respectively, were purchased at prices ranging from $0.63 per share to $2.38 per share with the Company issuing an equivalent amount under the matching terms. Compensation expense totaling $4,726 and $28,293 was recorded in 2000 and 1999, respectively, in connection with this non-qualified employee stock purchase program.

                                               H.Quotient, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                     Pursuant to SFAF No. 123 "Accounting for Stock-based Compensation", the Company has elected to account for its stock purchase warrants and other equity instruments under APB Opinion 25 "Accounting for Stock Issued to Employees" and adopt the disclosure only provisions of SFAS No. 123. Under APB 25, no compensation costs are recognized because the exercise price is equal to the fair market price of the common stock on the date of grant. Under SFAS No. 123, stock purchase warrants are valued at grant date using the Black-Scholes valuation model. Had compensation costs been determined as prescribed by SFAS No. 123, the Company's net earnings and earnings per share would not have changed, since the stock purchase warrants were considered to have little or no value.

11.  Extraordinary   During 2000, the Company settled various debts with
     gains           creditors having recorded balances of $233,703 for cash
                     payments of $120,246 and 4,415 shares of Company stock valued at $21,523.

11.  Extraordinary   During 1999, the Company settled debts to creditors
     gains           totaling $2,337,646. These debts were settled by issuing
     (continued)     common stock of the Company with a fair value of $653,081, paying cash of $215,000 and selling equity securities of Internet Guide, Inc. held by the Company for $194,243. The settlement of this debt resulted in an extraordinary gain of $1,275,322.

12.  Income taxes    The effective income tax rate varied from the federal
                     statutory tax rate as follows:

                                                                                2000                     1999
                                                                               ------------------------------
                     Statutory rate                                              34.0%                   34.0%
                     State rate                                                   5.0                     5.0
                     Accruals not currently deductible                            -                       5.7
                     Legal settlement expenses                                    -                     (13.6)
                     Capitalized software costs                                   1.8                   (11.3)
                     Officer's compensation                                       -                       7.2)
                     Long-term capital loss carryover                           (47.6)                   (3.5)
                     Unrealized loss on securities                               11.6                     -
                     Other                                                        3.5                    (1.7)
                     Valuation allowance                                         (8.3)                   (7.4)
                                                                               ------------------------------
                                                                                  0.0%                    0.0%
                                                                               ==============================

                     The deferred tax asset and the deferred tax liability is comprised of the following:

                                                                                2000                     1999
                                                                               ------------------------------
                     Deferred tax asset:
                     Expenses not currently deductible for tax purposes        $    7,328       $     406,492
                     Capital loss carryfoward                                           -             572,801
                     Net operating loss carryfoward                             2,629,493           3,055,717
                   ------------------------------------------------------------------------------------------
                                                                                2,636,821           4,035,010
                     Valuation allowance                                       (2,663,821)         (4,035,010)
                   ------------------------------------------------------------------------------------------

                                               H.Quotient, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                     Gross deferred tax assets                                         -                 -
                     Gross deferred tax liability                                      -                 -
                   ---------------------------------------------------------------------------------------
                     Net deferred tax asset (liability)                        $       -        $        -
                   =======================================================================================

                     At December 31, 2000, the Company has approximately $6,700,000 in net operating loss carryfowards which expire at varying dates between the years 2009 and 2020. The annual utilization of these carryfowards are significantly limited under Section 382 of the Internal Revenue Code as a result of ownership changes experienced by the Company. A valuation allowance equal to the total deferred tax asset has been established in each period due to the uncertainty regarding the realization of the net deferred tax assets.

12.  Income taxes    Approximately, $1,275,000 in net operating loss
     (continued)     carryforwards were utilized to offset federal and states
                     income taxes estimated at $498,000 relating to the extraordinary item in 1999.

13.  Net income      The following data shows the amounts used in computing
     (loss) per      basic and diluted net income (loss) per share for the years
     share           ended December 31, 2000 and 1999:

                                                                                          2000           1999
                                                                               ------------------------------
                     Net income to common shareholders                             $ 1,203,228    $ 1,040,025
                   ==========================================================================================
                     Weighted average number of outstanding common shares-basic    $16,123,896    $ 7,841,237
                     Diluted effect of warrants to purchase common shares            1,601,954      3,690,047
                   ------------------------------------------------------------------------------------------
                     Diluted common shares outstanding                              17,725,850     11,531,284
                   ==========================================================================================

                     Basic
                     Income (loss) before extraordinary item                       $       .07    $      (.03)
                   ==========================================================================================
                     Net income (loss)                                             $       .08    $       .13
                   ==========================================================================================

                     Diluted
                     Income (loss) before extraordinary item                       $       .06    $       .03
                   ==========================================================================================
                     Net income                                                    $       .07    $       .09
                   ==========================================================================================

                                               H.Quotient, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

14.  Related party   During 2000, the Company made cash advances to an officer
     transactions    of the Company and two company's controlled by the officer, one of whom is Internet Guide. The net amount due to the Company at December 31, 2000 was $24,236. There are no specified terms of repayment for these advances. In addition, during 2000 various officers and shareholders advanced funds to the Company. At December 31, 2000, the Company owed $25,077 to an officer and shareholder of the Company and $25,000 to an individual that is a shareholder of the Company. These advances do not accrue interest and have no specified terms of payment.

                     In December 1999, the Company loaned an officer and director of the Company $50,000 to purchase shares of common stock of the Company (at $.6875 per share) on an unsecured promissory note that is due upon demand, but no later than December 31, 2000. During 2000, a new note was issued extending the due date to December 31, 2001. The note accrues interest at a rate of eight percent (8%) per annum. The note receivable has been reflected as a reduction of additional paid-in capital at December 31, 2000 and 1999.

14.  Related party   On December 31, 1999, the Company sold 150,000 shares of
     transactions    common stock of Internet Guide, Inc. at $10.375 per share
     (continued)     and 185,000 shares of common stock of the Company at $1.75 per share plus had debt of $70,833 paid on behalf of the Company, in exchange for a promissory note totaling
                     $1,950,883. The promissory note is secured by underlying securities and collateralized by additional securities held by a third-party Trust. The promissory note accrues interest at an annual rate of seven percent (7%) calling for payments in January, February and March 2000. The payment terms were renegotiated calling for two equal payments on April 30th and May 31st, 2000. The Company has accounted for these transactions in 1999 as if the Company exchanged common shares of common stock of the Company for a promissory note receivable. As these transactions are considered related party transactions, accordingly, any gain resulting from this sale has been deferred and will be recognized in earnings in the period paid, and the promissory note receivable has been offset against paid-in-capital. The promissory note was subsequently paid on May
                     20, 2000 via cash of $330,000 and stocks in publicly traded companies with a fair value of $1,648,800. As a result, the gain has been recognized in the year ended December 31, 2000 and the note receivable has been credited to paid-in capital.

                     In 1995, the Company accrued salary to an officer of the Company in the amount of $68,833. In 1998, an additional accrual of $31,167 relating to salary was made for two officers of the Company. In January 1999, these obligations were paid through the issuance of 200,000 shares of common stock in connection with a Regulation D offering (See Note
                     8).

                                               H.Quotient, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

15.  Sale of         On December 28, 2000, the Company sold HIS of Virginia,
     subsidiary      Inc., a wholly-owned subsidiary to an affiliate of a former officer and director in exchange for the assumption of $791,319 in liabilities for which the subsidiary was obligated and the granting of a license to resell certain of the Company's software products. The Company has recognized this transaction as revenue from sale of marketing rights in 2000.

16.  Supplemental    Supplemental disclosure of cash flows and noncash investing information to  and financing activities are as follows:
     consolidated
     Statements of   Year ended December 31, 2000:
     Cash Flows

                     . The Company received equity securities valued at $1,620,883 as partial payment on a promissory note receivable of $1,950,883 entered into in 1999 (Note
                         14). Deferred gain at December 31, 1999 of $987,230 related to the promissory note was recognized in 2000.

                     . The Company exchanged non-marketable equity securities valued at $399,750 for marketable equity securities. No gain or loss was recognized on this transaction.

                     . The Company exchanged non-marketable securities for notes receivable of $732,000 and commercial trade credits of $1,068,000.

                     . Common stock was issued for commercial trade credits valued at $622,500.

                     . Common stock was issued in payment of current expenses and prepaid expenses totaling $105,938 and settlement of debts to various creditors totaling $21,523.

                     . Company stock was used by a shareholder to settle $101,337 of liabilities on behalf of the Company.

                     .   The Company paid interest of $10,911 in 2000.

                     Year ended December 31, 1999:

                     . The Company issued 3,799,750 shares of common stock in exchange for investments in equity securities of $3,009,897.

                     . The Company issued 1,434,562 shares of common stock in satisfaction of certain debts totaling $462,449 and in payment of current expenses totaling $272,494.

                     . The Company issued 27,352 warrants to settle debts totaling $26,725 with various creditors.

                     . A promissory note receivable of $1,950,883 was entered into for 185,000 shares of common stock of the Company at $1.75 per share, 150,000 shares of Internet Guide, Inc. common stock at $10.375 per share and a receivable of $70,883.

                     .   The Company paid interest of $10,000 in 1999.

                                               H.Quotient, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

17.  Significant     The Company derived a significant portion of its sales from
     customers       one customer. Sales from this customer totaled $904,432 and
                     $1,171,135 during the years ended December 31, 2000 and 1999, respectively, representing 79% and 76% of total sales for these years exclusive of revenue from sale of marketing rights (Note 15). As of December 31, 2000, accounts receivable from this customer totaled $70,000.

18.  Subsequent      On February 8, 2001, warrant certificates for the purchase
     events          of 834,434 shares of the Company's common stock were
                     exercised at a price of $.63 per share in the aggregate of $525,000. Payment was made by delivery to the Company of a promissory note in the amount of $525,000 with an interest rate of 6% per annum. The note matures on December 31, 2001.

                     On March 29, 2001, the Company filed Form S-8 in which 395,000 shares owned by a former officer and director were registered under the Securities Act of 1933, and is subject to a selling restriction for shares sold in the open market through registered broker-dealers whereby no more than five percent of the previous day's trading volume or 5,000 shares of the registered common stock may be sold in open market transactions.

                                  SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Vienna, State of Virginia, on May 29, 2001.

                                   H-QUOTIENT, INC.



                                   By:       /s/  Douglas A. Cohn
                                      ------------------------------------------
                                             Chairman of the Board and
                                             Chief Executive Officer

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Reston, State of Virginia, on May 24, 2000.

            Signature                                  Title
            ---------                                  -----

By:      /s/  Douglas A. Cohn                   Chairman of the Board,
   ---------------------------------
              Douglas A. Cohn            President and Chief Executive Officer

By:      /s/  J. Brian Copley                   Secretary, and Director
   ---------------------------------

By:      /s/  Jack Anderson                       Treasuer and Director
   ---------------------------------
              Jack Anderson