Form 10QSB
period 2001-03-31
H QUOTIENT INC
filed 2001-06-04
CIK 1001781

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB
                         QUARTERLY REPORT PURSUANT TO
          SECTION 13 OR I5(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                             Commission File No.:

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

                8150 Leesburg Pike, Suite 503, Vienna, VA 22182
      (Address and zip code of registrant's principal executive offices)

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

YES  X             NO __
    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 20,909,567 of its $.0001 par value common stock as of March 31, 2001.

H-QUOTIENT INC.

FORM 10-QSB
FOR THE THREE MONTHS ENDED MARCH 31, 2001
INDEX



PART I:   FINANCIAL INFORMATION (unaudited)

Item 1:                                                                       PAGE
Condensed Consolidated Balance Sheet as of March 31, 2001
and December 31, 2000                                                           2

Condensed Consolidated Statements of Operations for the
three month periods ended March 31, 2001 and
March 31, 2000                                                                  3

Condensed Consolidated Statements of Cash Flows for the
Three months ended March 31, 2001 and the three months
ended March 31, 2000                                                            4

Notes to Unaudited Condensed Consolidated Financial
Statements for the three months ended March 31, 2001                            5

Item 2:
Management's Discussion and Analysis of Financial Condition                    11
and Results of Operations

PART II:         OTHER INFORMATION

Item 1: Legal Proceedings                                                      14

Item 2: Changes in Securities and Use of Proceeds                              14

Item 5: Other Information                                                      15

Item 6: Exhibits and Reports on Form 8-K                                       15

                       H QUOTIENT, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                                         Assets
                                                                                        31-Mar-01                   31-Dec-00
                                                                                       ------------               ------------
                                                                                        (unaudited)                 (audited)
    Current assets:
     Cash                                                                       $           38,326        $            151,462
     Investment in equity securities                                                     2,433,222                   2,598,637
     Accounts receivable, less allowance for doubtful accounts of
      $18,790 at March 31, 2001 and December 31, 2000, respectively                        123,560                     164,912
     Due from affiliates                                                                    15,250                      24,236
     Costs and estimated earnings in excess of billings
      on uncompleted contracts                                                             761,612                     518,977
     Notes receivable                                                                    1,151,865                     747,000
     Prepaid expenses                                                                    1,778,527                   1,732,694
                                                                                ------------------        --------------------
       Total current assets                                                              6,302,362                   5,937,918

     Property and equipment, net                                                           180,782                     206,358
     Capitalized software, net                                                             286,450                     316,105
     Deposits                                                                               34,294                      14,294
                                                                                ------------------        --------------------
       Total assets                                                             $        6,803,888        $          6,474,675
                                                                                ==================        ====================

               Liabilities and Shareholders' Equity

    Current liabilities:
     Accounts payable                                                           $          410,881        $            356,445
     Accrued expenses                                                                      965,783                     898,153
     Due to affiliates                                                                       2,764                      50,077
     Short-term debt                                                                       650,630                     477,285
     Deferred revenues                                                                     476,332                     459,530
                                                                                ------------------        --------------------
        Total current liabilities                                                        2,506,390                   2,241,490
                                                                                ------------------        --------------------
    Commitments and contingencies

    Shareholders' accumulated deficit:
     Preferred stock, 10,000,000 shares                                                          -                           -
       authorized; 100 shares issued and outstanding                                             -                           -
     Common stock, $.0001 par value, 90,000,000 shares
       authorized; 20,909,567 and 19,810,544 shares issued and
       outstanding at March 31, 2000 ((unaudited), and
       December 31, 2000, respectively)                                                      2,092                       1,982
     Additional paid-in capital                                                         13,840,467                  13,652,448
     Accumulated deficit                                                                (9,545,062)                 (9,421,245)
                                                                                ------------------        --------------------
       Total shareholders' equity                                                        4,297,497                   4,233,185
                                                                                ------------------        --------------------
       Total liabilities and shareholders' equity                               $        6,803,888        $          6,474,675
                                                                                ==================        ====================

          See accompanying notes to consolidated financial statements.

                       H QUOTIENT, INC. AND SUBSIDIARIES


                Condensed Consolidated Statements of Operations

                  Three months ended March 31, 2001 and 2000

                                                                                     31-Mar-01                    31-Mar-00
                                                                                ------------------           ------------------
                                                                                    (unaudited)                  (unaudited)
Revenues:

     Software sales                                                             $           24,688           $          311,987
     Maintenance and service income                                                        273,861                      131,366
                                                                                ------------------           ------------------
          Total revenues                                                                   273,861                      443,353


Operating expenses:
     Cost of sales and services                                                            148,771                      262,042
     Selling and marketing                                                                  12,687                       93,964
     General and administrative                                                            105,822                      238,341
                                                                                ------------------           ------------------
          Total operating expenses                                                         267,280                      594,348
                                                                                ------------------           ------------------
Operating income (loss)                                                                      6,581                     (150,994)

Other income (expense):
     Interest expense                                                                       (3,868)                      (4,780)
     Unrealized loss on securities                                                        (164,035)
     Realized gain on sale of securities                                                    37,505                      268,976
     Interest income                                                                             -                       27,917
                                                                                ------------------           ------------------
        Total other expense                                                               (130,398)                     292,113
                                                                                ------------------           ------------------
Income (loss) before provision for income taxes and
     extraordinary item                                                                   (123,817)                     141,119

Provision for income taxes                                                                       -                            -
                                                                                ------------------           ------------------
Income (loss) before extraordinary item                                                   (123,817)                     141,119

Extraordinary item                                                                               -                      212,073
                                                                                ------------------           ------------------
     Net income (loss)                                                          $         (123,817)          $          353,190
                                                                                ==================           ==================
Earnings (loss) Per Common Share:
    Before extraordinary item
       Basic                                                                    $            (0.01)          $             0.01
                                                                                ==================           ==================
       Diluted                                                                  $            (0.01)          $             0.01
                                                                                ==================           ==================
Extraordinary item
       Basic                                                                    $                -           $             0.02
                                                                                ==================           ==================
       Diluted                                                                  $                -           $             0.01
                                                                                ==================           ==================

After extraordinary item
       Basic                                                                    $            (0.01)          $             0.03
                                                                                ==================           ==================
       Diluted                                                                  $            (0.01)          $             0.02
                                                                                ==================           ==================

Weighted average common shares
       Basic                                                                            20,491,843                   12,700,137
                                                                                ------------------           ------------------
       Diluted                                                                          22,093,797                   15,613,157
                                                                                ==================           ==================


         See accompanying notes to consolidated financial statements.

                       H QUOTIENT, INC. AND SUBSIDIARIES


                Condensed Consolidated Statements of Cash Flows

  Three months ended March 31, 2001 and the three months ended March 31, 2000

                                                                                    31-Mar-01                    31-Mar-00
                                                                               ---------------              ---------------
                                                                                   (unaudited)                  (unaudited)
Cash flows from operating activities:
  Net income (loss)                                                            $      (123,817)             $       353,191
                                                                               ---------------              ---------------
           Net cash provided (used) in operating activities                             21,331                     (495,701)
                                                                               ---------------              ---------------
Cash flows from investing activities:
           Net cash provided (used) in investing activities                             79,134                      (69,688)
                                                                               ---------------              ---------------
Cash flows from financing activities:
           Net cash provided by financing activities                                  (213,601)                     567,844
                                                                               ---------------              ---------------
Net increase in cash                                                                  (113,136)                       2,455
Cash at beginning of period                                                            151,462                       15,729
                                                                               ---------------              ---------------
Cash at end of period                                                          $        38,326              $        18,184
                                                                               ===============              ===============


         See accompanying notes to consolidated financial statements.

H-QUOTIENT, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Three Months Ended March 31, 2001


                    Organization - H-Quotient, Inc., was incorporated in the Commonwealth of Virginia on May 12, 1999 as a wholly-owned subsidiary of Integrated Healthcare Systems, Inc. ("IHS"). On June 14, 1999, IHS executed a downstream merger with H-Quotient, Inc. in which all the issued and outstanding shares of common stock of IHS were exchanged for an equal number of shares of our $.0001 par value common stock.. We develop, market, install and maintain integrated hardware and software systems to private and public healthcare facilities throughout the United States.

                    Basis of Interim Presentation - The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries, IHS of Virginia, Inc. (sold December 28,
                    2000). Dataqual Group, Inc and Quotient Capital Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

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

                    Revenue Recognition - We sell software systems under noncancelable sales agreements. Revenue from a software system sale is recognized when a sales agreement is in force, the product has been delivered, the sales price is fixed and determinable, and collectibility is reasonably assured. If a software system sale includes multiple elements, the sale price is allocated to each element according to its actual selling price.

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

                    We offer non-specific upgrades to customers with annual support agreements for a specific product when they are completed and available for release. If an upgrade leads to a new product, the upgrade is considered a new sale.

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

                    Cash Equivalents - For the purposes of the consolidated statements of cash flows, We consider all highly liquid debt instruments purchased with a maturity of three months or less at the time of purchase to be cash equivalents.

                    Throughout the year cash and cash equivalents exceeded federally insured limits. We do not believe that this results in any significant credit risk.

                    Fair Value of Financial Instruments - We consider the recorded value of its financial assets and liabilities, consisting principally of contracts receivable, investments in equity securities, accounts payable, accrued expenses, and debt to approximate the fair value of the respective assets and liabilities at March 31, 2001 and December 31, 2000.

                    Property and Equipment - Property and equipment are stated at cost. Depreciation of property and equipment is determined using the straight-line method over an estimated useful life of three years.

                    Capitalized Software Costs - We capitalize software development costs incurred subsequent to the internal release of the product for acceptance testing. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding four years, based on the economic life of the product. Capitalized software costs consist of the following:

                                                    3/31/01      12/31/00
                                                 --------------------------

                    Capitalized software         $   474,474   $   474,474
                    Accumulated amortization        (188,024)     (158,369)
                    -------------------------------------------------------

                    Net                          $   286,450   $   316,105
                    =======================================================

                    Amortization expense for the three months ended March 31, 2001 and the year ended December 31, 2000 totaled $29,655 and $108,709, respectively.

                    The carrying amount of acquired technology and software development is periodically reviewed for impairment. Impairment is recognized when the future gross revenues from products, reduced by the estimated future costs of completing and disposing of that product, including the costs of maintenance and customer support required at the time of sale, is less than the carrying amount of that product.

                    Income Taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses and tax credits that are available to offset future taxable income. We evaluate the likelihood of realization of deferred tax assets and provides an allowance where, in management's opinion, it is more likely than not that the asset will not be realized.

                    Net Income (Loss) - Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per share include the dilutive effect of warrants and contingent shares.

                    Investment in Equity Securities - Our investments in equity securities consists of marketable securities that the Company has classified as trading securities and common stock in a closely held Company that is a shareholder of H Quotient, Inc., and is reported at cost.

                    The trading securities consist of 14,237,750 shares of Veridien Corporation as of December 31, 2000, and 14,960,100 as of March 31, 2001, that had a fair value of $909,219 and $629,934, respectively. The unrealized loss on this investment as of December 31, 2000 and March 31, 2001 was $356,781 and $164,035, respectively.

                    The investment in the stock of the shareholder of H Quotient, Inc., consists of 310,516 and 430,626 shares of common stock of Internet Guide, Inc., ("Internet Guide") as of March 31, 2001 and December 31, 2000, respectively. These shares are carried at cost of $1,804,288, as of March 31, 2001 and December 31, 2000. In December 2000, we acquired 79,890 shares of Internet Guide stock in an exchange of a marketable security that was valued at $305,216, the fair value of the stock exchanged on the date of the exchange. We sold 138,500 shares of Internet Guide in September 2000 for $1,800,000, consisting of $732,000 of notes receivable from unrelated parties and $1,068,000 of commercial trade credits. A gain of $899,750 was recognized on the sale. In addition, in September 2000, we exchanged 61,500 shares of Internet Guide stock at $6.50 per share, an aggregate of $800,000, for 8,000,000 shares of the common stock of Veridien Corporation. No gain or loss was recognized on the exchange.

                    Notes Receivable - Notes receivable at March 31, 2001, consist of notes from employees for a cash advances of $15,250 and a group of notes from Canadian individuals that totaled $732,000 that were due at various dates in 2000 and 2001 and a balance on a note of $419,135 that was issued for the exercise of 834,434 warrants at $.63 per share. On May 4, 2001, the $732,000 of notes were exchanged for $382,000 of commercial trade credits and a $350,000 note payable to the other party to the exchange transaction.

                    Prepaid Expenses - Prepaid expenses at March 31, 2001 and December 31, 2000 include $1,068,000 of Asset Recovery Credits from SGD International Corp. and $622,500 of Cash Collateral Credits issued by SGD International Corp. acquired from Veridan Corporation. The credits represent amounts that we expect to use in the fulfillment of future sales contracts.

                    Property and Equipment -

                    Property and equipment consists of the following:
                                                         3/31/01      12/31/00
                                                      --------------------------

                    Office and computer equipment     $   339,225   $   339,225
                    Furniture and fixtures                 57,804        57,804
                    ------------------------------------------------------------
                                                          397,029       397,029
                    Less: accumulated depreciation       (216,247)     (190,671)
                    ------------------------------------------------------------

                                                      $   180,780   $   206,358
                    ============================================================

                    Depreciation expense of property and equipment was $25,576 and $70,912 for the three months ended March 31, 2001 and the year ended December 31, 2000, respectively.

                    Short-term Debt -

                    Short-term debt consists of the following:

                                                                                 3/31/01          12/31/00
                                                                             ----------------------------------
                    Unsecured note payable to 967474 Ontario, Inc. with
                       interest at 12%, due March 28, 2001                   $       350,000   $       350,000

                    Unsecured note payable to a bank with interest at
                       prime plus 1%.                                                     -                  -

                    Legal settlement with a law firm with interest at 9%.
                       The Company is in default of the terms of
                       settlement of this obligation.                                 62,475            62,475

                    Unsecured non-interest bearing demand note payable to
                       an individual.                                                     -                  -

                    Unsecured promissory notes payable with interest at
                       15%.  These notes are in default                               64,810            64,810
                    -------------------------------------------------------------------------------------------

                                                                             $       477,285   $       477,285
                    ===========================================================================================

                    Uncompleted Contracts -

                    Costs incurred on uncompleted contracts                  $       831,482   $       725,164
                    Gross profit recognized to date on uncompleted
                       contracts                                                     856,968           720,657
                    Less:  Billings to date                                         (926,838)         (926,838)
                    ------------------------------------------------------------------------------------------

                    Net                                                      $       761,612   $       518,977
                    ===========================================================================================

                    Included in the accompanying consolidated balance sheets under the following captions:

                    Costs and estimated earnings in excess of billings on
                       uncompleted contracts                                 $       761,612   $       518,977
                    Billings in excess of cost and estimated earnings on
                       uncompleted contracts                                              -
                    ------------------------------------------------------------------------------------------

                                                                             $       761,612   $       518,977
                    ==========================================================================================

                    Lease Commitments - We entered into a nineteen month lease agreement for office space beginning December 1, 2000. The lease requires monthly payments of $4,294 plus a pro rata share of taxes and operating costs. Future minimum lease payments as of March 31, 2001 under this lease are as follows:

                    Year ending
                    December 31
                    -----------------------------------------------------

                          2001                           $        38,649
                          2002                                    25,766
                    -----------------------------------------------------

                    Total                                $        64,415
                    =====================================================

                    Rent expense under all operating leases was $12,882 and $105,386 for the three months ended March 31, 2001 and the year ended December 31, 2000, respectively.


                    Net Operating Loss Carryforward - At December 31, 2000, we had approximately $6,700,000 in net operating loss carryfowards which expire at varying dates between the years 2009 and 2020. The annual utilization of these carryfowards are significantly limited under Section 382 of the Internal Revenue Code as a result of ownership changes. A valuation allowance equal to the total deferred tax asset has been established in each period due to the uncertainty regarding the realization of the net deferred tax assets.

                    Net Income (Loss) per Share - The following data shows the amounts used in computing basic and diluted net income
                    (loss) per share for the three months ended March 31, 2001 and the year ended December 31, 2000:

                                                                                 3/31/01           3/31/00
                                                                             ----------------- ----------------

                    Net income to common shareholders                        $      (123,817)  $       353,191
                    -------------------------------------------------------------------------------------------
                    Weighted average number of outstanding common
                       shares-basic                                               20,491,843        12,700,137
                    Diluted effect of warrants to purchase common shares           1,601,954         2,913,020
                    -------------------------------------------------------------------------------------------
                    Diluted common shares outstanding                             22,093,797        15,613,157
                    -------------------------------------------------------------------------------------------

                    Basic
                    -------------------------------------------------------------------------------------------
                    Net income (loss)                                        $          (.01)  $           .03
                    -------------------------------------------------------------------------------------------

                    Diluted
                    -------------------------------------------------------------------------------------------
                    Net income (loss)                                        $          (.01)  $           .02
                    -------------------------------------------------------------------------------------------


                    Supplemental Information to Condensed Consolidated Statement of Cash Flows.

                    Supplemental disclosure of cash flows and noncash investing and financing activities are as follows:

                    Three months ended March 31, 2001:

                    . We received 1,500,000 shares of Veridien Corporation common stock on a zero cost basis as a supplement to a transaction in which we sold 183,800 shares of our common stock in exchange for $39,000 in cash. Of these shares, 777,400 shares were sold in market transactions that are recorded as a realized gain on the sale of securities and the 722,600 shares held at March 31, 2001 are valued at the closing price of Veridien Corporation common stock at March 30, 2001 at $.0469 per share.

                    . On February 8, 2001, warrant certificates for the purchase of 834,434 shares of our common stock were exercised at a price of $.63 per share in the aggregated of $525,000. Payment was made by the delivery to us of a promissory note in the amount of $525,000 with an interest rate of 6% per annum. The note, which matures on December 31, 2001, has been partially paid in the amount of $105,135 by waiver of payment for balances due the note issuer by us.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and related notes for the three months ended March 31, 2001 and with the Company's audited financial statements and accompanying notes for the year ended December 31, 2000. This report contains forward-looking statements, such as statements of the Company's plans, objectives, expectations and intentions, within the meaning of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those anticipated in forward-looking statements and are made as of the date of this report. The Company assumes no obligation to update them. The discussion contained herein relates to the financial statements, which have been prepared in accordance with GAAP.

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

Our business and assets were owned and operated by IHS until June 14, 1999, the effective date of a downstream merger between the companies. The 7,526,284 shares of outstanding common stock (par value $.0001) of Integrated Healthcare Systems, Inc., were exchanged for 7,526,284 shares of H Quotient, Inc., common stock, (par value $.0001).

On December 28, 2000, the Company sold IHS of Virginia, Inc., a wholly-owned subsidiary to an affiliate of a former officer and director in exchange for the assumption of $791,319 in liabilities for which the subsidiary was obligated and the granting of a license to resell certain of the Company's software products. The Company has recognized this transaction as revenue from sale of marketing rights in 2000.

Our principal products consist of DataQual(R), which includes I-Linksm and I-Linksm Enterprise, which includes the Central Data Repository. DataQual is a software system designed to capture information on quality of care, risk management, costs and other aspects of the management of patients in hospitals. DataQuotient(R) is being developed for the extended-care market. DataQual's companion product, I-Link, an interface engine, is designed to interconnect and extract data from any and all hospital information systems in the hospitals. I-Link Enterprise is a system of servers installed on a hospital's local area network (LAN), which acts as an intelligent node on a wide area network, to extract, cleanse, group and map hospital wide data. This data is then transmitted over an Intranet/Virtual Private Network to a Central Data Repository. We believe there is a significant need in the healthcare industry for products of this type, and we intend to exploit that need.

Our Business Strategy

We hope to capitalize on the ever-increasing demand in the healthcare industry for improved patient information by becoming a leading provider of software information products and services to the industry. We intend to concentrate at this time on the acute care hospital market and the extended-care market, which constitute over 60% of the existing market for patient care information delivery software. Our strategy includes the following key elements:

 . Continue sales and installation of I-Link Enterprise and the Central Data Repository and enhancements of this product through additional research and development. This product is marketed to hospital associations and insurance companies. Priority is being given to the completion of the Ohio Hospital Association (189 hospitals) contract as a stepping stone to securing similar contracts with other hospital associations. The following testimonial is a validation of this strategy:

"The concept around H-Quotient's data collection software systems is groundbreaking, and we at the Ohio Hospital Association are excited about the prospect of accessing and using data through H-Quotient's I-Link Enterprise and virtual private network. H-Quotient's solutions facilitate HIPAA compliance, and they are innovative enough to bridge the technology gaps that occur in some hospitals. This customization is what will create connectivity between our member hospitals and the VPN. I highly recommend discussing the possibilities with H-Quotient." Ohio Hospital Association Vice President of Data Services, David Engler, PhD.

 . Continue sales/leases and installation of DataQual with the I-Link interface engine and provide enhancements of those products through additional research and development. It is anticipated that DataQual sales/leases efforts will be concentrated on hospitals belonging to hospital associations that are I-Link Enterprise customers.

 . Complete development of DataQuotient, continue sales and commence installations in extended-care facilities.

 . Maintenance of our existing client base by providing support, software upgrades and consulting services.

 . Expansion of our operations through strategic merger and acquisitions.

 . Continue portfolio investment activity through our subsidiary Quotient Capital Corporation.


Results of Operations

Three Months ended March 31, 2001 Compared With Three Months ended March 31,
2000

Revenues for the three months ended March 31, 2001, decreased to $273,861 from $443,353 for the three months ended March 31, 2000. The decrease of $169,492 is primarily a result of completing software products under our contract with the Ohio Hospital Association during 2000. The decrease was partially offset by an increase in service revenue of $117,807.

The cost of sales and services for the three months ended March 31, 2001, decreased to $148,771 from $262,042 for the three months ended March 31, 2000. The decrease of $113,271 resulted primarily from an increase in productivity and a corresponding decrease redundant technical staff.

Selling and marketing expenses for the three months ended March 31, 2001, decreased to $12,687 from $93,964 for the three months ended March 31, 2000. This decrease of $81,276 resulted from a decrease in salaried marketing personnel, implementing an in-house marketing outreach program and the addition of commission-only outside sales representatives.

General and administrative expenses for the three months ended March 31, 2001, decreased to $105,822 from $238,342 for the three months ended March 31, 2000. The decrease of $132,520 resulted from a reduction in executive management costs, other personnel costs and legal and accounting fees.

Interest expense, net, for the three months ended March 31, 2001, was $3,868, as compared to $4,780 for the three months ended March 31, 2000. The decrease in interest expense of $912 resulted from reductions in notes payable in our on-going debt settlement efforts.

Extraordinary gains, net for the three months ended March 31, 2001 decreased to $-0- as compared to $212,073 for the three months ended March 31, 2000. The decrease resulted because gains derived from our debt reduction efforts were settled in previous periods.

Net income (loss) for the three months ended March 31, 2001, and the three months ended March 31, 2000, were $(123,817) and $353,190 respectively.

Liquidity and Capital Resources

Working capital at March 31, 2001, was $3,795,970 as compared to $3,696,428 at December 31, 2000.

We have funded our operations and working capital needs through profits, private equity placements, and the exercise of investor warrants. We believe, that with cash generated from operations and portfolio security sales that we will meet our current operational and business plans for the next 12 months.

Cash at March 31, 2001, was $38,326, an increase of $20,142 from March 31, 2000. During the three months ended March 31, 2001, our operations provided $21,331 net cash as compared to using $495,701 for the three months ended March 31, 2000. This net change in the use of cash in operations of $517,032 was the result of realizing gains from notes receivable payments, billing increases in our long-term contact.

During the three months ended March 31, 2001, we generated $79,134 from investing activities as compared to using $69,688 for the three months ended March 31, 2000. The increase of $148,822 in cash provided from investing activities resulted from a decrease in capital expenditures and net cash generated from the sale of equity securities.

During the three months ended March 31, 2001, we used net cash of $213,601 in financing activities as compared to generating $567,844 for the three months ended March 31, 2000. The decrease of $781,445 resulted from redemptions of stock of $375,871, and a reduction of $594,164 in capital raised though the issuance of our common stock and proceeds from notes payable.

Our sales of DataQual and related service contracts are billed net due upon receipt. Payment terms on I-Link Enterprise contracts are defined in the contract and will vary. It is our practice to require a substantial payment upon signing of any long term contract.

We lease office space on a nineteen-month sublease basis and could be required to move and/or add more space after this period. Capital expenditures we may incur are for computers and related local area network hardware and software.

We believe that our current staffing, cost structure, and current operating plans will allow us an opportunity to compete effectively as a supplier of information management software to the hospital market and continue to book profits.


PART II:      OTHER INFORMATION

Item 1:   Legal Proceedings

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

On May 17, 2001, a lawsuit was filed by the Steven W. Bingaman 1996 Trust (the "Trust") alleging that restrictions be removed from certain stock certificates owned by the Trust, and that certain shares be issued to the Trust. The restrictions have been removed, and the claim for approximately 500,000 shares of common stock from the July 31, 2000 and August 31, 2000 one-for-seven distributions is being assessed by counsel. We do not believe there to be any financial liability in the lawsuit.

A contract dispute of $350,000 with Marketing Enterprises, Inc., is set for arbitration. We are vigorously defending the action.

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



Item 2.  Changes in Securities and Use of Proceeds

In February 2001, warrant certificates for the purchase of 834,434 shares of our common stock were exercised at a price of $.63 per share in the aggregate of $525,000. Payment was made by delivery us of a promissory note in the amount of $525,000 with an interest rate of 6% per annum. The note matures on December 31, 2001. We issued 183,800 shares of our common stock, which are restriction under Rule 144 of the Securities Act of 1933, at $0.2122 per share in exchange for $39,000 and 1,500,000 shares of Veridien Corporation common stock.

On March 29, 2001, we filed Form S-8 in which 395,000 shares owned by a former officer and director were registered under the Securities Act of 1933, and is subject to a selling restriction for shares sold in the open market through registered broker-dealers whereby no more than five percent of the previous day's trading volume or 5,000 shares of the registered common stock may be sold in open market transactions.


Item 5:  Other Information

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

None.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


H-Quotient, Inc.

June 4, 2001                        By: /s/ Douglas A. Cohn
                                        Douglas A. Cohn
                                        Chairman, President and Chief Executive
                                        Officer