Form 10QSB
period 2001-06-30
H QUOTIENT INC
filed 2001-08-23
CIK 1001781

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                          QUARTERLY REPORT PURSUANT TO
           SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                          Commission File No.: 001-15179

                                H.QUOTIENT, INC.
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 23,093,167 of its $.0001 par value common stock as of June 30, 2001.

H.QUOTIENT, INC., AND SUBSIDIARIES
FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 2001
INDEX


PART I:           FINANCIAL INFORMATION

                                                                         Page
Item 1: Financial Statements
Consolidated Balance Sheets as of
June 30, 2001 (unaudited) and December 31, 2000                             3

Consolidated Statements of Operations
for the six-month and three-month periods ended
June 30, 2001 and 2000 (unaudited)                                          5

Condensed Consolidated Statements of Cash Flows
for the six month periods ended June 30, 2001
and 2000, (unaudited)                                                       6

Notes to the Consolidated Financial Statements                              7

Item 2:  Management's Discussion and Analysis of
Financial Condition And Results of Operations                             7-9

PART II:      OTHER INFORMATION

Item 1:       Legal Proceedings                                             9

Item 2:       Changes in Securities and Use of Proceeds                    10

Item 5:       Other Information                                            10

Item 6:       Exhibits and Reports on Form 8-K                             10

Signature                                                                  11

H.Quotient, Inc. and Subsidiaries
Consolidated Balance Sheets

                                                                                 June 30,                December 31,
                                                                                   2001                      2000
                                                                               (Unaudited)
                                                                              -----------               ------------
Assets

Current assets
         Cash                                                                 $     28,702               $    151,462
         Investment in equity securities                                         2,439,578                  2,598,637
         Accounts receivable, less allowance
         for doubtful accounts of $18,790,
         in 2001 & 2000                                                             72,773                    164,912
         Due from affiliates                                                        15,250                     24,236
         Costs and estimated earnings in
         excess of billings on uncompleted
         contracts                                                                 602,355                    518,977
         Notes receivable                                                          419,865                    747,000
         Prepaid expenses                                                        2,746,423                  1,732,694
                                                                              ------------               ------------
Total current assets                                                             6,324,946                  5,937,918

Property and equipment, net                                                        155,206                    206,358
Capitalized software, net                                                          256,796                    316,105
Deposits                                                                            34,294                     14,294
                                                                              ------------               ------------
Total assets                                                                  $  6,771,242               $  6,474,675
                                                                              ============               ============

Liabilities and Shareholders' Equity
Current liabilities
         Accounts payable                                                     $    460,813               $    356,445
         Accrued expenses                                                          607,216                    898,153
         Due to affiliates                                                         162,425                     50,077
         Short-term debt                                                           127,285                    477,285
         Deferred revenues                                                          90,995                    459,530
                                                                              ------------               ------------
Total current liabilities                                                        1,448,734                  2,241,490
Commitments and contingencies

Shareholders' equity
         Preferred stock,
  10,000,000 shares authorized, 100
  shares issued & outstanding                                                         --                         --
         Common stock, $.0001 par value, 90,000,000 shares authorized,
  23,093,167 and 19,810,544 shares issued and outstanding at
  June 30, 2001 and December 31, 2000 respectively                                   2,311                      1,982
         Additional paid-in capital                                             14,597,027                 13,652,448
         Accumulated deficit                                                    (9,276,830)                (9,421,245)
                                                                              ------------               ------------
Total shareholders' equity                                                       5,322,508                  4,233,185
                                                                              ------------               ------------
Total liabilities and shareholders' equity                                    $  6,771,242               $  6,474,675
                                                                              ============               ============


H.Quotient, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)


                                      Six Months Ended             Three Months Ended
                                          June 30,                       June 30,
                                   2001          2000              2001             2000
                              -----------    -----------       -----------      -----------
Revenues
         Software sales       $   441,010    $   561,617       $   416,322     $   249,630
         Maintenance and
         service income           468,512        262,684           219,339         131,318
                              -----------    -----------       -----------     -----------
Total revenues                    909,522        824,301           635,661         380,948
                              -----------    -----------       -----------     -----------
Operating expenses
         Cost of sales and
         Services                 217,805        421,974            69,034         159,932
         Selling and
         Marketing                 42,387        137,391            29,700          43,428
         General and
         Administrative           295,696        584,651           189,874         346,309
                              -----------    -----------       -----------     -----------
Total operating expenses          555,888      1,144,016           288,608         549,669
                              -----------    -----------       -----------     -----------
Operating income (loss)           353,634       (319,715)          347,053        (168,721)
                              -----------    -----------       -----------     -----------

Other income (expenses)
         Interest expense          (7,735)        (9,559)           (3,867)         (4,780)
         Unrealized loss on
         Securities              (246,957)          --             (82,922)           --
         Realized gain on
         Sale of securities        45,473        268,976             7,968            --
         Interest income             --           27,917              --              --
         Other                       --             --                --              --
                              -----------    -----------       -----------     -----------
Total other income
(expenses)                       (209,219)       287,334           (78,821)         (4,780)

Income (loss) before
provision for income
taxes & extraordinary
item                              144,415        (32,381)          268,232        (173,501)
Provision for income
taxes                                --             --                --              --
                              -----------    -----------       -----------     -----------
Income (loss) before
extraordinary item                144,415        (32,381)          268,232        (173,501)

Extraordinary gains                  --        1,177,482              --           965,410
                              -----------    -----------       -----------     -----------
Net income                    $   144,415    $ 1,145,101       $   268,232     $   791,909
                              ===========    ===========       ===========     ===========


Earnings per common share
       Basic:
Net income loss
before extra-
ordinary item                 $     0.007    $    (0.002)      $      0.01    $     (0.01)

Net income                    $     0.007    $      0.09       $      0.01    $      0.07

       Diluted:
Net income
before extra-
ordinary item                 $     0.006    $    (0.002)      $      0.01    $     (0.01)

Net income                    $     0.006    $      0.07       $      0.01    $      0.05

Weighted average
common shares

Basic                          21,636,488     13,543,989        22,690,067     14,387,841

Diluted                        23,238,442     15,826,466        24,292,021     16,157,545



H.Quotient, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)



Six Months Ended June 30,                       2001           2000
-------------------------------------       -----------    -----------
Cash flows from operating activities:
Net cash used in operating activities       $  (717,669)   $  (998,442)

Cash flows from investing activities:
Net cash provided (used) in investing
activities                                         --          (96,242)

Cash flows from financing activities:
Net cash provided by financing activities       594,909      1,088,973
                                            -----------    -----------
Net increase (decrease) in cash             $  (122,760)   $    (5,711)

Cash at beginning of period                     151,462         15,729
                                            -----------    -----------
Cash at end of period                       $    28,702    $    10,018
                                            ===========    ===========


H.Quotient, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

1. Organization - H Quotient, Inc. (the "Company"), was incorporated in the Commonwealth of Virginia on May 12, 1999 as a wholly owned subsidiary of Integrated Healthcare Systems, Inc. ("IHS"). On June 14, 1999, IHS executed a downstream merger with H.Quotient, Inc. in which all the issued and outstanding shares of common stock of IHS were exchanged for an equal number of shares of the $.0001 par value common stock of the Company. The Company develops, markets, installs and maintains integrated hardware and software systems to private and public healthcare facilities throughout the United States.

2. Basis of Presentation - The consolidated financial statements of the Company include the accounts of its wholly owned subsidiary, Quotient Capital Corporation, and its sold subsidiaries, IHS of Virginia, Inc., and The DataQual Group, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

The Consolidated Balance Sheet as of June 30, 2001, the Consolidated Statement of Operations for three-month and six-month periods ended June 30, 2001 and 2000, and the Consolidated Statement of Cash Flows for the six-month periods ended June 30, 2001 and 2000, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001, and for all periods then ended, have been recorded. All adjustments recorded were of a normal recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10KSB for the year ended December 31, 2000.

The results of operations for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of results anticipated for the full year.

Item 2: Management's Discussion and Analysis of the Financial Conditions and the Results of Operations

Results of Operations

Three Months ended June 30, 2001 Compared With Three Months ended June 30, 2000:

Revenues for the three months ended June 30, 2001 increased to $635,661 from $380,948 for the three months ended June 30, 2000. The increase of $254,713 is primarily a result of the sale of a software license that is partially offset by an increase in service revenue and a decrease in software revenue that resulted from completion of the primary software development component from our long-term contract.

The cost of sales and services for the three months ended June 30, 2001 decreased to $69,034 from $159,932 for the three months ended June 30, 2000. The decrease of $90,898 resulted primarily from an increase in productivity and a corresponding decrease in redundant technical staff.

Selling and marketing expenses for the three months ended June 30, 2001 decreased to $29,700 from $43,428 for the three months ended June 30, 2000. This decrease of $13,728 is a result of a decrease in salaried marketing personnel, partially offset by increases in public relation efforts.

General and administrative expenses for the three months ended June 30, 2001 decreased to $189,874 from $346,309 for the three months ended June 30, 2000. The decrease of $156,435 primarily resulted from reduced executive management costs, other personnel costs and legal and accounting fees.

Interest expense, net, for the three months ended June 30, 2001 was $3,867, as compared to $4,780 for the three months ended June 30, 2000. The decrease in interest expense of $913 resulted from a reduction in notes payable.

Extraordinary items for the three months ended June 30, 2001 decreased to $-0-as compared to $965,410 for the three months ended June 30, 2000. There were no transactions related to extraordinary items during the three months ended June 30, 2001.

Net profit for the three months ended June 30, 2001 and the three months ended June 30, 2000 were $268,232 and $791,909, respectively.

Six Months ended June 30, 2001 Compared With Six Months ended June 30, 2000:

Revenues for the six months ended June 30, 2001 increased to $909,522 from $824,301 for the six months ended June 30, 2000. The increase of $85,221 is primarily a result of the sale of a software license that is partially offset by an increase in service revenue and a decrease in software revenue that resulted from completion of the primary software development component from our long term contract.

The cost of sales and services for the six months ended June 30, 2001 decreased to $217,805 from $421,974 for the six months ended June 30, 2000. The decrease of $204,169 resulted primarily from an increase in productivity and a corresponding decrease in redundant technical staff.

Selling and marketing expenses for the six months ended June 30, 2001 decreased to $42,387 from $137,391 for the six months ended June 30, 2000. This decrease of $95,004 is a result of a decrease in salaried marketing personnel, partially offset by increases in public relation efforts.

General and administrative expenses for the six months ended June 30, 2001 decreased to $295,696 from $584,651 for the six months ended June 30, 2000. The decrease of $288,955 primarily resulted from reduced executive management costs, other personnel costs and legal and accounting fees.

Interest expense for the six months ended June 30, 2001 was $7,735, as compared to $9,559 for the six months ended June 30, 2000. The decrease in interest expense of $1,824 resulted from a reduction in notes payable.

Extraordinary items, net for the six months ended June 30, 2001 decreased to $-0- as compared to $1,117,482 for the six months ended June 30, 2000. There were no transactions related to extraordinary items during the six months ended June 30, 2001.

Net profit for the six months ended June 30, 2001 and the six months ended June 30, 2000 was $144,415 and $1,145,101, respectively.

Liquidity and Capital Resources

Working capital at June 30, 2001 was $4,876,212 as compared to $3,696,428 at December 31, 2000.

We have funded our operations and working capital needs through profits, a series of private equity placements and the exercise of investor warrants. We believe that cash generated from operations and portfolio security sales will meet our current operational and business plans for the next 12 months.

Cash and cash equivalents at June 30, 2001 were $28,702, an increase of $18,684 from June 30, 2000. During the six months ended June 30, 2001, we used $717,669 net cash in our operating activities as compared to using $ 998,442, for the six months ended June 30, 2000. This net change in the use of cash in operations of $280,773 was the result of more efficient use of personnel, a general reduction of operating expenses and an increase in unbilled receivables related to our long term contract.

During the six months ended June 30, 2001, we used $-0- for investing activities as compared to $96,242, for the six months ended June 30, 2000. The decrease of $96,242 in the use of cash for investing activities resulted primarily from a decrease in capitalized research and development costs associated with bringing new software products to market and a reduction in capital expenditures.

During the six months ended June 30, 2001, we generated net proceeds from financing activities of $594,909 as compared to $1,088,973 for the six months ended June 30, 2000. The decrease of $494,064 resulted from a reduction in capital raised though the private placement of common stock, the exercise of investor warrants in the period and payment of a note payable.

PART II: OTHER INFORMATION

Item 1:  Legal Proceedings

On January 10, 1997, the Internal Revenue Service ("IRS") filed in the Circuit Court for the County of Fairfax, Virginia, a Notice of Federal Tax Lien in the amount of $386,235 against us for employment withholding tax liabilities of Integrated Systems Technology, Inc. ("IST"), a wholly owned subsidiary of ours from September 1994 through December 1996. It is the opinion of our special counsel, Carr Goodson Lee & Warner P.C., Washington D.C.; that there is no "alter ego" liability on the part of us and that the lien filed against us is wrongful and should be released. We have made efforts to get the lien released but the IRS has refused. In the meantime, the IRS since the filing of the Notice, has not made any effort to enforce it against us. In the event the lien is not released, we may have to bring a suit against the IRS in the Federal courts for wrongful levy.

On May 17, 2001 a lawsuit was filed by the Steven W. Bingaman 1996 Trust (the "Trust") alleging that restrictions be removed from certain stock certificates owned by the Trust, and that certain shares be issued to the Trust. The restrictions have been removed, and the claim for approximately 500,000 shares of common stock from the July 31, 2000 and August 31, 2000 one for seven distributions have been settled through the delivery of the shares for the July 31, 2000 distribution and the August 31, 2001 distribution. Counsel is assessing other matters regarding the claim.

A hearing on a contract dispute of $350,000 with Marketing Enterprises, Inc., was held before an arbitrator on August 2, 2001. We are waiting a ruling by the arbitrator. In the event we lose the arbitration, we will book any liability that may result in the period the ruling is made, if made against us.

Other suits arising in the ordinary course of business are pending against us. We believe the ultimate outcome of these actions will not result in a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 2:  Changes in Securities

In February 2001, warrant certificates for the purchase of 1,089,873 shares of our common stock were exercised at a price of $.48 per share in the aggregate of $525,000. Payment was made by delivery to us of a promissory note in the amount of $525,000 with an interest rate of 6% per annum. The note matures on December 31, 2001. We issued 183,800 shares of our common stock, which are restricted under Rule 144 of the Securities Act of 1933, at $0.22122 per share in exchange for $39,000 and 1,500,000 shares of Veridien Corporation common stock.

On March 29, 2001, we filed a Form S-8 in which 395,000 shares owned by a former officer and director were registered under the Securities Act of 1933.

From April through June 2001, we issued 2,183,700 shares of our common stock, all of which is restricted under Rule 144 of the Securities Act of 1933 as follows: 350,000 shares at $.205 per share to various individuals for services valued at $71,750; 500,000 shares at $.327 per share in exchange for 90,000 shares of ROSS Corporation common stock and $150,000 of SGD Commercial trade credits; 1,110,000 shares to the holder of options for 1,110,000 shares of our common stock at $.35 in exchange for $388,500 of SGD Commercial trade credits; 63,600 shares of our common stock; at $.20 per share in exchange for 509,188 shares of Veridien Corp. common stock, 50,000 shares of our common stock at $.205 per share as payment of $10,250 in loan discount expense in exchange for a loan of $100,0000 from July 1, 2000 to May 4, 2001; 30,000 shares of our common stock at $.50 per share as repayment of a $15,000 short term advance; 80,000 shares of our common stock at $.40 per share in exchange for cash of $32,000.

Item 5:  Other Information

None.

Item 6:  Exhibits and Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H Quotient, Inc.
August 23, 2001                 By:      /s/ Douglas A. Cohn
                                         ------------------------------
                                             Douglas A. Cohn
                                             Chairman, President, Chief
                                             Executive Officer and
                                             Chief Financial Officer