Form 10QSB
period 2001-09-30
H QUOTIENT INC
filed 2001-11-21
CIK 1001781

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB
                         QUARTERLY REPORT PURSUANT TO
          SECTION 13 OR I5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                         Commission File No.:001-15179


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

                                (703) 917-8079
             (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES X                            NO __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 23,516,786 of its $.0001 par value common stock as of September 30, 2001.

H QUOTIENT, INC., AND SUBSIDIARIES
FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 2001
INDEX

PART I:    FINANCIAL INFORMATION

Item 1: Financial Statements                                 Page
Consolidated Balance Sheets as of
September 30, 2001 (unaudited) and December 31, 2000            3

Consolidated Statements of Operations
for the nine-month and three-month periods ended
September 30, 2001 and 2000 (unaudited)                       4-5

Condensed Consolidated Statements of Cash Flows
for the nine month periods ended September 30, 2001
and 2000, (unaudited)                                           6

Notes to the Consolidated Financial Statements                  7

Item 2:  Management's Discussion and Analysis of
Financial Condition And Results of Operations                7-10

PART II:      OTHER INFORMATION

Item 1:       Legal Proceedings                                10

Item 2:       Changes in Securities and Use of Proceeds        10

Item 5:       Other Information                                11

Item 6:       Exhibits and Reports on Form 8-K                 11

Signature                                                      11

H Quotient, Inc. and Subsidiaries
Consolidated Balance Sheets

                                             September 30,      December 31,
                                                2001               2000
                                             (Unaudited)
                                             -------------     -------------
Assets

Current assets
     Cash                                     $     6,678       $   151,462
     Investment in equity securities            3,004,593         2,598,637
     Accounts receivable, less allowance
     for doubtful accounts of $18,790,
     in 2001 & 2000                                55,261           164,912
     Due from affiliates                           53,409            24,236
     Costs and estimated earnings in
     excess of billings on uncompleted
     contracts                                    797,481           518,977
     Notes receivable                             419,865           747,000
     Prepaid expenses                           2,729,192         1,732,694
                                          ---------------      ------------
Total current assets                            7,066,479         5,937,918

Property and equipment, net                       129,630           206,358
Capitalized software, net                         227,141           316,105
Deposits                                           34,294            14,294
                                          ---------------      ------------
Total assets                                  $ 7,457,544        $6,474,675

Liabilities and Shareholders' Equity
Current liabilities
     Accounts payable                         $   498,339        $  356,445
     Accrued expenses                             685,553           898,153
     Due to affiliates                                  -            50,077
     Short-term debt                              261,432           477,285
     Deferred revenues                             44,377           459,530
                                          ---------------      ------------
Total current liabilities                       1,489,701         2,241,490
Commitments and contingencies

Shareholders' equity
     Preferred stock,
  10,000,000 shares authorized, 100
  shares issued & outstanding                           -                 -
     Common stock, $.0001 par value,
  90,000,000 shares authorized,
  23,516,786 and 19,810,544 shares
  issued and outstanding at September
  30, 2001 and December 31, 2000
  respectively                                      2,423             1,982
     Additional paid-in capital                14,599,991        13,652,448
     Accumulated deficit                       (8,634,571)       (9,421,245)
                                             -------------
Total shareholders' equity                      5,967,843         4,233,185
                                            -------------       -----------
Total liabilities and shareholders' equity    $ 7,457,544      $  6,474,675

H.Quotient, Inc. and Subsidiaries
Consolidated Statements of Operations
 (Unaudited)

                                           Nine Months Ended                      Three Months Ended
                                            September 30,                           September 30,
                                        2001              2000                   2001            2000
                                       ----------------------------------------------------------------
Revenues
     Software sales                $   457,964       $   652,679            $ 16,955         $   85,062
     Maintenance and
     service income                    678,185           394,025             209,672            131,342
                                    --------------------------------------------------------------------
Total revenues                       1,136,149         1,046,704             226,627            216,404
                                    --------------------------------------------------------------------
Operating expenses
     Cost of sales and
     Services                          318,978           520,878             105,738            107,045
     Selling and
     Marketing                          96,788           165,729              55,002             48,744
     General and
      Administrative                   343,465           820,492              52,774            227,513
                                    --------------------------------------------------------------------
Total operating expenses               759,231         1,507,099             213,514            383,302
                                    --------------------------------------------------------------------
Operating income (loss)                376,918          (460,395)             13,113           (166,898)
                                    --------------------------------------------------------------------
Other income (expenses)
     Interest expense                  (21,853)          (14,339)             (3,867)            (4,780)
     Gain on securities                440,079         1,568,976             641,564          1,300,000
      Interest income                        -            27,917                   -                  -
                                    --------------------------------------------------------------------
Total other income
(expenses)                             418,226         1,582,554             637,697          1,295,220

Income before provision
for income taxes &
extraordinary item                     795,144         1,122,159             650,810          1,128,322

Provision for income
taxes                                        -                 -                   -                  -
                                    --------------------------------------------------------------------
Income before
extraordinary item                     795,144         1,122,159             650,810          1,128,322

Extraordinary gains                          -         1,230,119                   -             78,855
                                    --------------------------------------------------------------------
Net income                          $  795,144       $ 2,352,278           $ 650,810         $1,207,177
                                    ====================================================================

Earnings per common share
        Basic:
Net income loss
before extra-
ordinary item                $      0.04  $      0.07  $      0.03  $      0.07
                             -----------  -----------  -----------  -----------
Net income                   $      0.04  $      0.15  $      0.03  $      0.07
                             ===========  ===========  ===========  ===========
     Diluted:
Net income
before extra-
ordinary item                $      0.03  $      0.06  $      0.03  $      0.06
                             -----------  -----------  -----------  -----------
Net income                   $      0.03  $      0.13  $      0.03  $      0.06
                             ===========  ===========  ===========  ===========
Weighted average
common shares

Basic                         22,075,871   15,233,393   23,399,447   17,241,108
                             -----------  -----------  -----------  -----------
Diluted                       23,677,825   17,732,943   25,001,401   19,361,764
                             ===========  ===========  ===========  ===========

H.Quotient, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended September 30,                      2001           2000
-------------------------------------------------------------------------

Cash flows from operating activities:
Net cash used in operating activities         $(1,092,768)   $(1,297,225)

Cash flows from investing activities:
Net cash provided (used) in investing
activities                                              -       (190,679)

Cash flows from financing activities:
Net cash provided by financing activities         947,984      1,486,242
                                              -----------    -----------
Net increase (decrease) in cash               $  (144,784)   $    (1,662)

Cash at beginning of period                       151,462         10,018
                                              -----------    -----------
Cash at end of period                         $     6,678    $     8,356

H Quotient, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

1. Organization - H Quotient, Inc. (the "Company"), was incorporated in the Commonwealth of Virginia on May 12, 1999, as a wholly owned subsidiary of Integrated Healthcare Systems, Inc. ("IHS"). On June 14, 1999, IHS executed a downstream merger with H.Quotient, Inc., in which all the issued and outstanding shares of common stock of IHS were exchanged for an equal number of shares of the $.0001 par value common stock of the Company. The Company develops, markets, installs and maintains integrated hardware and software systems to private and public healthcare facilities throughout the United States.

2. Basis of Presentation - The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries, Quotient Capital Corporation, and its sold subsidiaries, IHS of Virginia, Inc., and The DataQual Group, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

The Consolidated Balance Sheet as of September 30, 2001, the Consolidated Statement of Operations for three-month and nine-month periods ended September 30, 2001 and 2000, and the Consolidated Statement of Cash Flows for the nine-month periods ended September 30, 2001 and 2000, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, as of September 30, 2001 and results of operations and cash flows at September 30, 2001 and 2000, and for all periods then ended, have been recorded. All adjustments recorded were of a normal recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Annual Report on Form 10KSB for the year ended December 31, 2000.

The results of operations for the three-month and nine-month periods ended September 30, 2001, are not necessarily indicative of results anticipated for the full year.

Item 2: Management's Discussion and Analysis of the Financial Conditions and the Results of Operations

Results of Operations

Three Months ended September 30, 2001, Compared With Three Months ended September 30, 2000:

Revenues for the three months ended September 30, 2001, increased to $226,627 from $216,404 for the three months ended September 30, 2000. The increase of $10,223 is primarily a result of a substantial increase in service revenue under a long-term contract that was partially offset by a decrease in software revenue that resulted from completion of the primary software development component from the long-term contract.

The cost of sales and services for the three months ended September 30, 2001, decreased to $105,738 from $107,045 for the three months ended September 30, 2000. The decrease of $1,307 resulted primarily from a decrease in redundant staff that was partially offset by an increase in the use of contract personnel.

Selling and marketing expenses for the three months ended September 30, 2001, increased to $55,002 from $48,744 for the three months ended September 30, 2000. This increase of $6,258 is a result of an increase in the ongoing public relations efforts that was partially offset by a decrease in salaried marketing personnel.

General and administrative expenses for the three months ended September 30, 2001, decreased to $52,774 from $227,513 for the three months ended September 30, 2000. The decrease of $174,739 primarily resulted from reduced executive management costs, other personnel costs and legal and accounting fees and recoupment of $44,031 in rent and staff expenses incurred that were reimbursed by an affiliate.

Interest expense, net, for the three months ended September 30, 2001, was $3,867, as compared to $4,780 for the three months ended September 30, 2000. The decrease in interest expense of $913 resulted from a reduction in notes payable.

Extraordinary items for the three months ended September 30, 2001, decreased to $-0- as compared to $78,555 for the three months ended September 30, 2000. There were no transactions related to extraordinary items during the three months ended September 30, 2001.

The unrealized gain on securities for the three months ended September 30, 2001, was $641,564 as compared to $-0- for the three months ended September 30, 2000.

Realized gains on sale of securities were $-0- for the three months ended September 30, 2001 as compared to $1,300,000 for the three months ended September 30, 2000. We did not sell any of the securities we hold during the three months ended September 30, 2001. For the three months ended September 30, 2000 we sold 200,000 shares of Internet Guide, Inc., common stock at $13.00 per share in exchange for $1,300,000 in a Note Receivable portfolio valued at $732,000, 8,000,000 shares of Veridien Corporation common stock valued at $800,000 and $1,068,000 in SDG commercial trade credits.

Net profit for the three months ended September 30, 2001, and the three months ended September 30, 2000, were $650,810 and $1,207,177, respectively.

Nine Months ended September 30, 2001, Compared With Nine Months ended September 30, 2000:

Revenues for the nine months ended September 30, 2001, increased to $1,136,149 from $1,046,704 for the nine months ended September 30, 2000. The increase of $89,445 is primarily a result of the sale of a software license that is partially offset by an increase in service revenue and a decrease in software revenue that resulted from completion of the primary software development component from a long-term contract.

The cost of sales and services for the nine months ended September 30, 2001, decreased to $318,978 from $520,878 for the nine months ended September 30, 2000. The decrease of $201,900 resulted primarily from an increase in productivity and a corresponding decrease in redundant technical staff.

Selling and marketing expenses for the nine months ended September 30, 2001, decreased to $96,788 from $165,729 for the nine months ended September 30, 2000. This decrease of $68,941 is a result of a decrease in salaried marketing personnel, partially offset by increases in public relation efforts.

General and administrative expenses for the nine months ended September 30, 2001, decreased to $343,465 from $820,492 for the nine months ended September 30, 2000. The decrease of $477,027 primarily resulted from reduced executive management costs, other personnel costs and legal and accounting fees which were partially offset by rent and staff expenses that were reimbursed by an affiliate.

Interest expense for the nine months ended September 30, 2001, was $21,853, as compared to $14,339 for the nine months ended September 30, 2000. The increase in interest expense of $7,514 resulted from interest due on a short-term advance that is partially offset by a reduction in notes payable and the corresponding interest expense.

Unrealized gain on securities for the nine months ended September 30, 2001 was $394,606 as compared to $-0- for the nine months ended September 30, 2000.

Realized gains on sales of securities were $45,473 for the nine months ended September 30, 2001, as compared to $1,568,976 for the nine months ended September 30, 2000.

Extraordinary items, net for the nine months ended September 30, 2001, decreased to $-0- as compared to $1,230,119 for the nine months ended September 30, 2000. There were no transactions related to extraordinary items during the nine months ended September 30, 2001.

Net profit for the nine months ended September 30, 2001, was $795,144 as compared to a net profit of $2,352,278 for the nine months ended September 30, 2000.


Liquidity and Capital Resources

Working capital at September 30, 2001, was $5,576,778 as compared to $3,696,428 at December 31, 2000.

We have funded our operations and working capital needs through profits, private equity placements and the exercise of investor warrants. We believe, that cash generated from operations and portfolio security sales will meet our current operational and business plans for the next 12 months.

Cash and cash equivalents at September 30, 2001, were $6,678, a decrease of $8,356 from September 30, 2000. During the nine months ended September 30, 2001, we used $1,092,768 net cash in our operating activities as compared to using $1,297,225, for the nine months ended September 30, 2000. This net change in the use of cash in operations of $204,457 was the result of more efficient use of personnel, a general reduction of operating expenses and an increase in unbilled receivables related to a long term contract.

During the nine months ended September 30, 2001, we used $-0- for investing activities as compared to $190,679, for the nine months ended September 30, 2000. The decrease of $190,679 in the use of cash for investing activities resulted primarily from a decrease in capitalized research and development costs associated with bringing new software products to market and a reduction in capital expenditures.

During the nine months ended September 30, 2001, we generated net proceeds from financing activities of $947,984 as compared to $1,486,242 for the nine months ended September 30, 2000. The decrease of $538,258 resulted from a reduction in capital raised though the private placement of common stock, the exercise of investor warrants in the period and payment of a note payable.

PART II:  OTHER INFORMATION

Item 1:      Legal Proceedings

On January 10, 1997, the Internal Revenue Service ("IRS") filed in the Circuit Court for the County of Fairfax, Virginia, a Notice of Federal Tax Lien in the amount of $386,235 against us for employment withholding tax liabilities of Integrated Systems Technology, Inc. ("IST"), a wholly owned subsidiary of ours from September 1994 through December 1996. It is the opinion of our special counsel, Carr Goodson Lee & Warner P.C., Washington D.C.; that there is no "alter ego" liability on the part of us and that the lien filed against us is wrongful and should be released. We have made efforts to get the lien released but the IRS has refused. In the meantime, the IRS since filing the Notice, has not made any effort to enforce it against us. In the event the lien is not released, we may have to bring a suit against the IRS in the Federal courts for wrongful levy.

On May 17, 2001 a lawsuit was filed by the Steven W. Bingaman 1996 Trust (the "Trust") alleging that restrictions be removed from certain stock certificates owned by the Trust, and that certain shares be issued to the Trust. The restrictions have been removed, and the claim for approximately 500,000 shares of common stock from the July 31, 2000, and August 31, 2000, one for seven distributions have been rendered moot through the delivery of the shares for the July 31, 2000, distribution and the August 31, 2001 distribution. Counsel is assessing other matters regarding the claim.

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

From April through June 2001, we issued 2,183,700 shares of our common stock, all of which is restricted under Rule 144 of the Securities Act of 1933 as follows: 350,000 shares at $.205 per share to various individuals for services valued at $71,750; 500,000 shares at $.327 per share in exchange for $150,000 of SGD Commercial trade credits and 90,000 shares of ROSS Corporation common stock; 1,110,000 shares to the holder of options for 1,110,000 shares of our common stock at $.35 in exchange for $388,500 of SGD Commercial trade credits; 63,600 shares of our common stock in exchange for 509,188 shares of Veridien Corp. common stock at $.20 per share; 50,000 shares of our common stock at $.205 per share as payment of $10,250 in a loan discount expense for a loan of $100,0000 from July 1, 2000, to May 4, 2001; 30,000 shares of our common stock at $.50 per share as repayment of a $15,000 short term advance; 80,000 shares of our common stock at $.40 per share in exchange for cash of $32,000.


From July through September 2001, we issued 423,619 shares of our common stock, all of which is restricted under Rule 144 of the Securities Act of 1933 as follows: 47,619 shares of our common stock at $0.105 per share to an individual investor in exchange for cash of $5,000; 41,000 shares of our common stock in exchange for 71,400 shares of ROSS Corporation common stock, which was subsequently sold; and 335,000 of our common stock at $0.15 per share in exchange for public relations services. These 335,000 shares were issued in 23 certificates with additional restrictions which call for the share certificates to be held in an attorney escrow account and released to the shareholder at a rate of one certificate per month.

On August 20, 2001, we sold 161,500 shares that we held in ROSS Corporation securities in exchange for $23,475 in cash. These shares, which were sold at cost constituted our entire holding in ROSS. As a result of the transaction we no longer own any shares of ROSS Corporation.


Item 5:      Other Information

None.

Item 6:      Exhibits and Reports on Form 8-K

None.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


H Quotient, Inc.
November 20, 2001               By:    /s/ Douglas A. Cohn
                                      ----------------------------
                                        Douglas A. Cohn
                                        Chairman, President, Chief
                                        Executive Officer and
                                        Chief Financial Officer