Form 10KSB
period 2001-12-31
H QUOTIENT INC
filed 2002-05-20
CIK 1001781

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20049

                                   FORM 10-KSB

(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                   For the fiscal year ended December 31, 2001
                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition period from ________ to ____________

                          Commission File No. 001-15179

                                H-QUOTIENT, INC.
             (Exact name of registrant as specified in its charter)

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

          Issuer's telephone number, including area code: 703-752-0690 Securities registered under Section 12(b) of the Exchange Act:

          Title of each class                    Name of each Exchange on
                   None
                                                      Which registered
                                                     OTC Bulletin Board

         Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock, par value $.0001 per share
                                (Title of Class)

      Check whether the issuer (a) filed all reports required to be filed by
Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports). and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      Revenues for its most recent fiscal year were: $1,122,818

      The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price of such stock, as of April 30, 2002, was $16,571,839. Non-Affiliates have been determined on the basis of holdings set forth under Item 11 of this Annual Report on Form 10-KSB.

      At April 30, 2002, a total of 27,619,733 shares of the registrant's common stock (par value, $0001 per share) were outstanding.

      Documents incorporated by reference: None
      Transitional Small Business Issuer: Yes |_| No |X|

      TABLE OF CONTENTS

      ITEM NUMBER AND CAPTION

                                                                            Page
      Part I

      1.  Description of Business                                             3
      2.  Description of Properties                                          15
      3.  Legal Proceedings                                                  15
      4.  Submission of Matters to a Vote of Security Holders                16

      Part II

      5.  Market for Common Equity and Related Stockholder Matters           16
      6.  Management's Discussion and Analysis of Financial Condition
          and Result's of Operations                                         18
      7.  Financial Statements                                               20
      8.  Changes in and Disagreements with Accountants on Accounting
          and Financial Data                                                N/A

      Part III

      9.  Directors, Executive Officers, Promoters and Control               20
      10. Executive Compensation                                             22
      11. Security Ownership of Certain Beneficial Owners and Management     22
      12. Certain Relationships and Related Transactions                     23
      13. Exhibits and Reports on Form 8-K                                   23

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

      PART I

      Item 1. Description of Business

      The Company

      H-Quotient, Inc., is a software development company that specializes in designing, creating and marketing cost-effective custom software, information collection and intranet network systems for the healthcare industry. This includes hospitals and other healthcare facilities such as ambulatory care centers, healthcare networks, in-home care agencies, independent practice associations, clinics and extended care facilities (sometimes herein referred to as "extended care facilities"). We supply hospitals and extended care facilities with an electronic information system that provides a single access to records of a patient's care and medical history for the medical facility and its staff. This information includes a compilation and integration of data from all the various departments and many other sources within or outside the hospital or extended care facility and provides a continuing analysis and reporting of each patient's clinical treatments and results. This data can be transmitted over an Internet based Virtual Private Network to a central repository and is readily accessible to the healthcare facilities' medical staff. Our proprietary technology includes: the DataQual(R) software system, the DataQuotient software system with the I-Link(SM) interface engine and the I-Link(SM) Enterprise, a server on the hospital's or extended care facility's network which is connected to a Central Data Repository. LabQuotient, a product designed to provide the medical industry with immediate, appropriate tests for specific diagnoses, is in development. BloodQuotient, a product designed to provide comparative analyses to blood banks, is in development. We also provide our customers software maintenance, system designs, consulting, installation, training and support for all of our software products.

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

      Our principal products consist of DataQual(R), DataQuotient, the I-Link(SM) interface system and the I-Link(SM) Enterprise software system, which includes a central data repository. DataQual is a software system designed to capture information on quality of care, risk management, costs and other aspects of the management of patients in hospitals. DataQuotient is a software system designed to perform many of the same care oversight functions as our DataQual system in extended care facilities such as nursing homes. DataQual's and DataQuotient's companion product, I-Link(SM), an interface engine, is designed to interconnect and extract data from any and all healthcare facilities information systems in the hospitals or extended care facilities. I-Link(SM) Enterprise is a system of servers installed on the hospital's or other extended care facility's local area network (LAN), which acts as an intelligent data collection system, to extract, cleanse, group and map hospital wide data. This data is then transmitted over an Internet based Virtual Private Network to a Central Data Repository. LabQuotient will provide immediate, appropriate tests for specific diagnoses. BloodQuotient will provide comparative analyses to blood banks. We believe there is a great need in the healthcare industry for products of this type, and we intend to exploit that need.

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

      To implement a program of payments based on medical outcomes, patients must be tracked on a continuous basis, and data must be readily available in flexible digital form. This permits monitoring of procedures used in patient treatment and the costs and results of those procedures. While the last 10 years have brought a dramatic improvement in medical technology, there has yet to emerge a comprehensive electronic information system providing a single accessible set of records of a patient's care to the hospital or extended care facility. The result is inefficiency, lack of coordination and, at times, danger to the patient.

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

      There are approximately 20,000 extended care facilities and according to the American Hospital Association, there are now approximately 5,200 hospitals in the United States. These, along with doctors, clinics and insurance companies, are our primary market focus.

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

      - Begin sales and installations of DataQuotient with the I-Link interface engine to extended care facilities;

      - Continue sales and installation of I-Link Enterprise and the Central Data Repository and enhancements of this product through additional research and development;

      - Commence marketing of LabQuotient and BloodQuotient;

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

      - Expansion of our operations through strategic mergers and acquisitions.

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

      The DataQual system is composed of several modular systems and sub-systems:

      - DataQual - Quality Improvement System (QIS)
      - DataQual - Risk Management System (RMS)
      - I-Link interface engine

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

      Quality Improvement
      Staff Credentialing
      Utilization Management
      Infection Control

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

      Risk management
      Staff credentialing
      Worker's compensation features
      Quality monitoring and adjustment
      A risk data repository

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

      The software system is a bundled software system providing complete quality and risk management for the extended care market. The System contains a substantial portion of the functionality of the DataQual modules; Quality and Risk Management, Utilization, Staff Credentialing and Infection Control, which were combined into a single, full-function extended care facility quality and risk management system. DataQuotient runs on an included Windows NT server, and the entire system can be leased on a monthly basis or purchased by the extended care facility and is priced to the market. The system is an integrated, standards- based technology, highly adaptable to changing demands of the extended care marketplace.

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

      LabQuotient (information is proprietary; product is in development)

      This product will provide immediate, appropriate tests for specific diagnoses.

      BloodQuotient (information is proprietary; product is in development)

      This product will provide comparative analyses to blood banks.

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

      Contract Awards

      We have a contract to automate the collection of hospital risk incidents and to then implement a centralized risk management and quality improvement system for the member hospitals of the Alabama Hospital Association Trust
(AHAT).

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

      The healthcare software industry is subject to rapid technological advances and changes in client requirements. Our future success will depend to a substantial degree upon our ability to enhance our current products and develop and introduce new products that keep pace with technological developments, respond to evolving client requirements, and continue to achieve market acceptance. (See "Certain Factors That May Affect

Future Results. . . . - Dependence on Limited Number of Products -- Need for New
Technology" and "Risks of Our Business - New and Uncertain Markets").

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

      Product Warranty

      We provide a limited warranty for a period of 90 days that our software is free from defects in material and workmanship and operates substantially in accordance with functional specifications. We are not responsible for any defect caused by the user having made any changes or misused or damaged its programs or for damages in excess of amounts paid by the user to us. To date we have not experienced any financial loss due to our warranties and, to our knowledge, there have been no warranty claims filed or threatened. See "Certain Factors That May Affect Future Results ... - Risk of Product Defects; Product Liability.

      Compliance with Environmental Laws

      We have had no need to spend monies on compliance with local, state or federal environmental laws.

      Number of Employees

      As of March 31, 2001, we have 12 full and parttime time employees/contractors:

      Department                                Number of Employees/Contractors
      ----------                                -------------------------------
      Sales and Marketing                                      3
      Operations and Product Development                       6
      Administration                                           3

      We have recruited seasoned technical administrators and engineers with considerable experience in business and the software industry. Douglas A. Cohn, our Chairman, President and Chief Executive Officer joined our Company in November 1999. Vice President of Operations Laurence. T. Burden joined the company in March 2002.

      Certain Factors That May Affect Future Results, Financial Condition And The Market Price of Securities

      COMPANY IN INITIAL STAGES

      While we have been in existence for over seven years, we only entered the production stage in 1999 for DataQual with and the interface engine and I-Link Enterprise with its Central Data Reporting. To continue to grow and become profitable: we must promptly complete the upgrade installations of DataQual in the presently licensed locations while continually adding new licensees; through the assistance of our marketing partners, sell and install new DataQual Systems; complete, sell and install new DataQuotient Systems, complete the installation of I-Link Enterprise for the Alabama Hospital Association.

      WE HAVE A LIMITED OPERATING HISTORY
      UPON WHICH YOU MAY EVALUATE US

      We began operations in 1993. As a result, any evaluation of our prospects and us will be based on a limited operating history. In addition, our products have been recently developed and marketed and our business strategy has been revised. Consequently, our historical results of operations may not give you an accurate indication of our future results of operation or prospects.

      WE HAVE AN ACCUMULATED DEFICIT

      We have incurred substantial losses since inception. As of December 31, 2001, we had an accumulated deficit of approximately $ 8.7 million. Before 2001, we experienced significant losses in connection with the development and marketing of our new products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

      WE NEED TO GENERATE ENOUGH CASH FROM
      OPERATIONS TO FUND OUR GROWTH PLANS

      For the year ended December 31, 2000, we incurred a loss from operations of $393,717 and made a profit of $1,203,228 after other income primarily from gains on the sale of securities, and extraordinary income. For the year ended December 31, 2001, we made a profit from operations and investments. To fund our operations, we require a continuation of the 2000 operating trend or additional financing or a substantial increase in the number of contract awards to generate additional operating revenue. There can be no assurance, however, that our liquidity goals will be reached in the immediate future, if ever.

      OUR INABILITY TO MANAGE GROWTH COULD HURT OUR BUSINESS

      To manage our growth, we must implement systems, and train and manage our employees. We may not be able to implement these action items in a timely manner or at all. Our inability to manage growth effectively could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that we will achieve our planned expansion goals, acquire new contract awards, develop and market new products, manage our growth effectively, or operate and service our existing and new business profitably.

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

      DEPENDENCE ON KEY PERSONNEL.

      As a small company, we are highly dependent on certain key employees, in particular on Douglas A. Cohn, our Chairman, President and Chief Executive Officer. The loss of Mr. Cohn without a qualified replacement would have a material adverse effect on our ability to conduct operations. We have not purchased a "key man" insurance policy on him. We believe that our success will depend on continued employment of our management team. If one or more members of our executive management team were unable or unwilling to continue in their present positions, our business, financial condition and operating results could me materially adversely affected if we could not find qualified replacements. Our success also depends on having trained technical engineers. We will need to continue to hire additional personnel as our business grows. Competition for qualified technical personnel is strong everywhere. Our business, financial condition and operating results will be materially adversely affected if we cannot hire and retain suitable technical personnel.

      WE HAVE NOT PAID, AND WILL NOT PAY, CASH DIVIDENDS

      We have not paid cash dividends on our common stock and have no present intention of paying cash dividends in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings to reinvest in the Company. See "Dividends."

      PROVISIONS OF OUR ARTICLES OF INCORPORATION, BYLAWS, AND VIRGINIA LAW COULD MAKE ACQUISITION OF US DIFFICULT

      The Company is a Virginia corporation. Anti-takeover provisions of Virginia law could make it more difficult for a third party to acquire control of us, even if such change in control would be beneficial to shareholders. In addition, our articles of incorporation provide that our Board of Directors may issue preferred stock without shareholder approval. The issuance of preferred stock could make it more difficult for a third-party to acquire us, even if doing so would be beneficial for our shareholders.

      RISKS OF OUR BUSINESS DEPENDENCE ON LIMITED NUMBER PRODUCTS--NEED FOR NEW TECHNOLOGY

      Our business is almost exclusively dependent at this time on three products, the DataQual System, with its I-Link interface engine and I-Link Enterprise, with its Central Data Repository, and DataQuotient. In evaluating the DataQual, I- Link Enterprise and DataQuotient systems, investors and shareholders should also be aware that we have a registered copyright on the DataQual System and a registered service market on I-Link. LabQuotient and BloodQuotient are in development.

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

      RISK OF PRODUCT DEFECTS; PRODUCT LIABILITY

      Software products as complex as those offered by us might contain undetected errors or failures when first introduced or when new versions are released. Although we have not experienced material adverse effects resulting from any errors to date, there can be no assurance that, despite testing by us and by current and potential customers, errors will not be found in new versions of our products after commencement of shipments, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon our business, operating results and financial condition. Although we do not maintain an "errors and omissions" insurance policy, our license agreements with our customers typically contain limited warranty provisions designed to limit our exposure to potential product liability claims. While we have not experienced product liability claims to date, the license and maintenance of our software products may entail the risk of successful claims. A successful product liability claim brought against the Company could have a material adverse effect on our business, operating results and financial condition.

      EXTERNAL FACTORS COULD AFFECT OUR COMMON STOCK TRADING PRICE

      Fluctuations in the trading price of our common stock and purchase warrants may result from a number of factors, some of which are beyond our control, including: general economic and stock market conditions; actual or anticipated fluctuations in our operating results; changes in expectations as to our future financial performance or changes in financial estimates by securities analysts; earnings and other announcements by, and changes in market valuations of other comparable companies and trading of our common stock and purchase warrants.

      OUR STOCK PRICE MAY BE EXTREMELY VOLATILE AND SHAREHOLDERS MAY NOT BE ABLE TO RESELL THEIR SHARES AT A PROFITABLE PRICE

      In addition, the stock market in general has experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of our common stock and purchase warrants, regardless of our actual operating performance.

      ITEM 2. Description of Properties

      At present, we lease a 2,389 square feet of office space, located at 8150 Leesburg Pike, Suite 503, Vienna, Virginia 22182. These premises should suffice for our administrative offices for the foreseeable future.

      ITEM 3. Legal Proceedings

      Suits arising in the ordinary course of business are pending against us. We believe the ultimate outcome of these actions will not result in a material adverse effect on our consolidated financial position, results of operations or cash flows. See Note 8 to the Financial Statements for discussion of litigation.

      ITEM 4. Submission of Matter to a Vote of Security Holders

      NONE

      PART II

      ITEM 5. Market for Common Equity and Related Stockholder Matters

      Our Common Stock is traded on the NASDAQ Bulletin Board.

      Our Common Stock was listed on the NASDAQ Bulletin Board on approximately April 16 of 1996.

      Our Common Stock is approved for trading on the NASDAQ Over the Counter Bulletin Board, trading under the stock symbol "HQNT". The chart below breaks down the high bid and the low bid prices for each of the last 9 quarters (as reported by NASDAQ Trading & Market Services) which quotations reflect inter-dealer prices, without retail mark-up, mark- down or commission, and may not reflect actual transactions.

      During 1999, 2000 and the first quarter of 2002, our high and low prices were is follows:

                                                     HIGH              LOW
                                                     ----              ----
         2000

         1/st/ Quarter                               7.06              1.47
         2/nd/ Quarter                               5.78              2.66
         3/rd/ Quarter                               5.59              1.50
         4/th/ Quarter                               1.78               .59

         2001

         1/st/ Quarter                               1.88               .38
         2/nd/ Quarter                                .62               .28
         3/rd/ Quarter                                .36               .19
         4/th/ Quarter                                .42               .16

         2002

         1/st/ Quarter                                .39               .19

      On May 13, 2002, the closing prices of our Common Stock were $0.68 bid and $0.69 asked, as quoted on the NASDAQ OTC Bulletin Board. The Articles of Incorporation authorize the issuance of 100,000,000 shares consisting of 90,000,000 shares of Common stock and 10,000,000 shares of Series Preferred Stock. The Common Stock has a par value of $0.0001 per share and the series Preferred Stock shall have such par value, as the Board of Directors shall determine. No Preferred Stock shares have been issued. At the time of the merger, effective June 14, 1999, the certificate of incorporation of the predecessor corporation, Integrated Healthcare Systems, Inc., formed in March of 1993 authorized the issuance of 50,000,000 shares of common stock having a par value of $0.0001 per share. There are approximately 1,573 holders of record of our Common Stock as of May 13, 2001, which figure does not take into consideration those shareholders whose shares are held in the name of broker-dealers.

      Common Stock Issued in 2001

      In February 2001, warrant certificates for the purchase of 1,089,873 shares of our common stock were exercised at a price of $.48 per share in the aggregate of $525,000. Payment was made by delivery to us of a promissory note in the amount of $525,000 with an interest rate of 6% per annum. The note matured on December 31, 2001. The note was reduced in 2002 by the exercise of an option by the Company to purchase 700,000 shares of H-Quotient, Inc., common stock at a price of $.40 per share. Demand for the balance has been made. In an unrelated transaction, we issued 183,800 shares of our common stock, which are restricted under Rule 144 of the Securities Act of 1933, at $0.22122 per share in exchange for $39,000 and 1,500,000 shares of Veridien Corporation common stock.

      On March 29, 2001, the Company filed Form S-8 in which 395,000 shares owned by a former officer and director were registered under the Securities Act of 1933, and is subject to a selling restriction for shares sold in the open market through registered broker-dealers whereby no more than five percent of the previous day's trading volume or 5,000 shares of the registered common stock may be sold in open market transactions. The Company issued 228,170 shares of common stock that are subject to restrictions under Rule 144 of the Securities Act of 1933 at $.10 per share in exchange for $40,817 in cash and services.

      From April through June 2001, we issued 2,305,862 shares of our common stock, all of which is restricted under Rule 144 of the Securities Act of 1933 as follows: 350,000 shares at $.205 per share to various individuals for services valued at $71,750; 500,000 shares at $.327 per share in exchange for $150,000 of SGD Commercial trade credits and 90,000 shares of ROSS Corporation common stock; 1,110,000 shares to the holder of options for 1,110,000 shares of our common stock at $.35 in exchange for $388,500 of SGD Commercial trade credits; 63,600 shares of our common stock in exchange for 509,188 shares of Veridien Corp. common stock at $.20 per share; 50,000 shares of our common stock at $.205 per share as payment of $10,250 in a loan discount expense for a loan of $100,0000 from July 1, 2000, to May 4, 2001; 22,162 shares of our common stock at $1.50 per share as payment of a warrant exercise of $33,253.12; 100,000 shares of our common stock at $.10 per share in exchange for $10,000 of services; 30,000 shares of our common stock at $.50 per share as repayment of a $15,000 short term advance; 80,000 shares of our common stock at $.40 per share in exchange for cash of $32,000.

      From July through September 2001, we issued 573,619 shares of our common stock, all of which is restricted under Rule 144 of the Securities Act of 1933 as follows: 47,619 shares of our common stock at $0.105 per share to an individual investor in exchange for cash of $5,000; 150,000 shares of our common at $.10 per share in exchange for interest credit of $15,000; 41,000 shares of our common stock in exchange for 71,400 shares of ROSS Corporation common stock, which was subsequently sold; and 335,000 of our common stock at $0.15 per share in exchange for public relations services. These 335,000 shares were issued in 23 certificates with additional restrictions that call for the share certificates to be held in an attorney escrow account and released to the shareholder at a rate of one certificate per month.

      On August 20, 2001, we sold 161,500 shares that we held in ROSS Corporation securities in exchange for $23,475 in cash. These shares, which were sold at cost constituted our entire holding in ROSS. As a result of the transaction we no longer own any shares of ROSS Corporation.

      From October through December 2001, we issued 1,558,850 shares of our common stock at $.10 per share, all of which is restricted under Rule 144 of the Securities Act of 1933. These included 275,000 shares for securities transactions, 35,000 shares to a consultant, 248,850 shares to a director, 200,000 for prepaid legal expenses, 300,000 shares for services, and 500,000 shares as a reserve for services or acquisitions. The Company sold 15,000 shares of Internet Guide, Inc., common stock at $13.00 per share to a related party for $195,000 in cash.

      In 2001, the Company issued 2,224,629 shares of its common stock to shareholders of record as of July 31, 2000 and August 31, 2000 respectively, who submitted proof of ownership of the Company's common stock as of those dates in accordance with the terms and conditions announced on July 12, 2000 and July 31, 2000 in a stock distribution program.

      Warrants and Options Issued in 2001

      In November 2001, the Company issued 200,000 warrants to purchase 200,000 shares of our common stock at $.25 per share for a period of five months.

      Dividend

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

      ITEM 6. Management's Discussion and Analysis or Plan of Operations

      The following "Discussion and Analysis" provides information which management believes is relevant to an assessment and understanding of the of the Company's consolidated results of operation and financial condition for the years ended December 31, 2001 and 2000. The discussion should be read in connection with the audited consolidated financial statements of the Company and accompanying notes.

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

      Our business and assets were owned and operated by IHS until June 14, 1999, the effective date of a downstream merger between the companies. The 7,526,284 shares of outstanding common stock (par value $.0001) of Integrated Healthcare Systems, Inc., was exchanged for 7,526,284 shares of H Quotient, Inc., common stock, (par value $.0001).

      Year Ended December 31, 2001, Compared With the Year Ended December 31,
2000

      Revenues for the year ended December 31, 2001, were $1,122,819 compared to $1,140,331 for the year ended December 31, 2000, not including the $791,316 sale in 2000 of marketing rights for DataQuotient.

      Expenses for the year ended December 31, 2001, decreased to $133,222 from $2,325,367 for the year ended December 31, 2000. The decrease resulted from the elimination of $619,474 in expenses.

      Interest expense for the year ended December 31, 2001, was $45,957, as compared to $38,706 for the year ended December 31, 2000. The increase in interest expense resulted from a note payable in the amount of $100,000.

      Interest income for the year ended December 31, 2001, was $0 as compared to $28,176 for the year ended December 31, 2000.

      Other income for the year ended December 31, 2001, was $61,893 compared to $1,505,011for the year ended December 31, 2000. The difference resulted from the sale of securities in 2000.

      Extraordinary losses for the year ended December 31, 2001, were $340,000 as compared to a gain of $91,934 for the year ended December 31, 2000. The difference resulted from a $340,000 reserve for one account though management expects to collect it.

      Net Income exclusive of extraordinary items for the year ended December 31, 2001, and the year ended December 31, 2000, were $1,051,489 and $1,111,294, respectively, and with extraordinary items $711,489 and $1,203,228, respectively.

      Liquidity and Capital Resources

      We have funded our operations and working capital needs through profits and a series of private equity and debt offerings, the exercise of investor warrants, investments and payments received from customers.

      Working capital at December 31, 2001, was $5,197,013 as compared to $3,696,428 at December 31, 2000, an improvement of $1,500,585.

      Cash and cash equivalents at December 31, 2001, were $6,491 compared to $151,462, on December 31, 2000. This resulted from the timing of receivable collections. Receivables at December 31, 201, were $469,385 as compared to $164,912 at December 31, 2000.

      During the year ended December 31, 2001, we generated $943,012 from investing activities as compared to using $322,445 for the year ended December 31, 2000. The increase was due to the proceeds from a note receivable of $747,000 and the sale of equity securities of $216,012.

      During the year ended December 31, 2001, we used net cash of $137,592 from financing activities as compared to generating $311,249 for the year ended December 31, 2000. This was due to $487,592 in proceeds from the sale of common stock less $350,000 in the repayment of notes payable.

      Plan of Operation and Financial Condition

      Our sales of Dataqual and related service contracts are billed net due upon receipt. Payment terms on I-Link Enterprise contracts are defined in the contract and will vary.

      We had, at December 31, 2001, working capital of $5,197,013. We believe that cash generated from operations will be totally sufficient to fund our current operations. We anticipate that it will be likely that we will continue to raise additional funds through the exercise of outstanding warrants. Management believes that our current operational plans for the next 12 months will not be curtailed or delayed because of the lack of sufficient financing. If additional financing is required, there can be no assurances that we will be able to obtain such additional financing, on terms acceptable to us and at the times required by us, or at all.

      The major capital expenditures we may incur are for computers and related local area network hardware and software and travel for sales representatives and key support and installation personnel. We also intend to invest in personnel and equipment to expand and enhance sales, software development and customer support, as well as associated office support staff.

      We believe that our current staffing plan, including our expansion strategy, cost structure, and current operating plans will allow us an opportunity to compete effectively as a supplier of information management software to the hospital market and possibly attain profitability in future periods.

      Loss Carryforward

      For federal income tax purposes, we have net operating loss carryforwards of approximately $6,100,000 as of December 31, 2001. This carryforward expires between the years 2009 and 2020. The use of our net operating loss carryforwards to offset taxable income, if achieved, may be subject to specified annual limitations.

      ITEM 7. Financial Statements

      The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on Page 1.

      PART III

      ITEM 9. Directors, Executive Officers Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

      Directors & Officers

      The Following table set forth the names, ages and positions with the Company of each of the directors and officers of the Company.

      Name                       Age       Positions                     Since
      ----                       ---       ---------                     -----
      Douglas A. Cohn            56        Chairman, Director and        1999
                                           Chief Executive Officer
                                           and President

      J. Brian Copley            55        Secretary and Director        2000

      Jack Anderson              78        Treasurer and Director        2000

      Laurence T. Burden         62        Vice President                2002

      All executive officers are elected by the Board of Directors and hold office until the next Annual Meeting of Shareholders and until their successors are elected and qualify.

      The following is information on the business experience of each director and officer.

      Douglas A. Cohn

      Douglas A. Cohn has been Chairman of the Board and Chief Executive Officer of this Company since October, 1999. He is also Founder of Internet Guide, Inc., and it's Chairman of the Board of Directors, President, Chief Executive Officer and Publisher. Mr. Cohn is Jack Anderson's writing partner in the nationally syndicated column Jack Anderson & Douglas Cohn's Washington Merry-Go-Round. He has been in the publishing business since 1985. He is the author of "Jackson's Valley Campaign with Maps from West Point Atlas of American Wars". Mr. Cohn, a 1968 graduate of the U.S. Military Academy at West Point, N.Y., volunteered for service in Vietnam, where he was wounded. Retired from the service as a result of those wounds, he was awarded the Silver Star (twice), the Purple Heart, the Vietnamese Cross of Gallantry and other medals. He is a syndicated writer and speech writer and has appeared numerous times on national television and radio shows.

      Jack Anderson

      Jack Anderson has been a director of the Company since April 2000 and Treasurer since October 2000. Mr. Anderson won a Pulitzer Prize in 1973. "When Ronald Reagan sought to discover the most trusted and most widely-read journalist in the United States, his private pollster, Richard Wirthlin, ran a national survey and concluded that Jack Anderson was that writer." - Advertising Age, Dec. 6, 1982. Mr. Anderson's fledgling newspaper career was interrupted by World War II, during which he served with Chinese guerrillas and the Merchant Marine. Following the war, he joined the Washington, D.C., staff of Drew Pearson, the influential radio broadcaster and columnist. Eventually, he took over the column (which he and Douglas Cohn continue to this day)and succeeded in exposing the Mafia, Sen. Joseph McCarthy, misdeeds of President Richard Nixon (Pulitzer Prize), the ITT- Dita Beard Scandal and CIA plots. He founded the Utah State University School of the Future, and with industrialist J. Peter Grace (of Grace Commission fame), he formed Citizens Against Government Waste. He appeared on Good Morning America for nine years. Currently, he is the Washington editor of Parade Magazine, and continues his syndicated column.

      J. Brian Copley

      Dr. J. Brian Copley has been a director since April 2000 and secretary of the Company since October 2000. He is the vice chairman, Dept. of Medicine, and chief of Nephrology at the Ochsner Clinic in New Orleans, La. He was employed at the Ochsner Clinic from 1990 to 2001 when he became chief of Nephrology at the Cleveland Clinic in Westin, Fla. He is a 1968 graduate of the U.S. Military Academy at West Point, N.Y., and a 1976 honors graduate of the University of Washington School of Medicine at Seattle, Wash. Dr. Copley was awarded the Bronze Star, Vietnamese Cross of Gallantry and other medals for service in Vietnam. He is a retired colonel. Dr. Copley is the author or co-author of more than 50 articles and studies. He is a much sought-after speaker on the lecture circuit.

      Laurence T. Burden

      With degrees in mathematics and computer science, Mr. Burden's distinguished career includes:

      - Corporate VP, Chief Information Officer (CIO), and member of the turnaround team that helped make possible the $2.3 billion sale of Firestone to Bridgestone;

      - As Senior VP and CIO of Freddie Mac, he redesigned the company's computer systems and financial engineering systems, both for internal use and the use of over one thousand banks and mortgage lenders, providing the basis for hundreds of millions in revenues and savings;

      - As Consultant for IT software and telecommunications services to the healthcare and financial services industries, he developed foundational large new clients with individual sales of up to $6 million;

      - Past president of Society for Information Management, the international professional organization of Fortune 1,000 chief technology officers.

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

      Summary Compensation Table

      Name and Principal Position        Year     Annual Compensation        Long-Term Compensation
                                                                             Shares Underlying Warrants
      Douglas A. Cohn
      Chairman, CEO and President        2001              -0-                            -0-
                                         2000              -0-                       750,000
                                         1999              -0-                            -0-

      No warrant or stock options were granted to officers during 2001.

      Employment Agreements

      None of the Company's executive officers have existing employment agreements. Any previous employment agreements between the Company and its executive officers have either lapsed or have been rescinded, and no new agreements have been executed.

      ITEM 11. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth, as of December 31, 2001, certain information with respect to the beneficial ownership of shares of Common Stock of: (i) each person who is known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock, (ii) each Director of the Company and Named Executive Officer, and (iii) all directors and executive officers of the Company as a group. As of March 31, 2001, the Company had 21,019,311 shares of Common Stock outstanding

      Beneficially Percent Name and Address of Beneficial Owner Owned (1) of Class
      ----------------------------------------------------------------------------
      Internet Guide Inc. (1) ....................     5,427,825       19.5%
      Douglas A. Cohn (2) ........................     1,050,682        3.8%
      Jack Anderson ..............................       100,000        0.3%
      J. Brian Copley ............................       628,800        2.2%
      All Directors and Officers as a group ......     1,779,482        6.4%
      Total ......................................     5,935,639       21.4%

Shares of the Company's Common Stock which any person or entity set forth in this table has a right to acquire, pursuant to the exercise of options or warrants, are deemed to be outstanding for the purpose of computing the percentage ownership of such person or entity, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person or entity. (1) Number of shares Beneficially Owned includes: 356,397 shares issuable upon exercise of warrants exercisable until November 21, 2002, at a price of $1.00, 250,000 shares issuable upon exercise of warrants exercisable until August 31, 2002, at a price of $1.00 and 250,000 shares issuable upon exercise of warrants exercisable until August 31, 2002, at a price of $2.00 all held by such entity. This does not include warrants to purchase 750,000 shares of common stock owned by Douglas A. Cohn, the Chairman and Chief Executive Officer of the Company and of Internet Guide, Inc., in his individual capacity. Mr. Cohn disclaims beneficial ownership of the shares of the Company common stock and warrants held by Internet Guide, Inc., except to the extent of his pecuniary interest therein. (2) Number of shares Beneficially Owned includes 750,000 shares issuable upon exercise of warrants exercisable until November 30, 2002, at a price of $1.00 each held by Mr. Cohn. This does not include warrants to purchase 856,397 shares of common stock owned by Internet Guide, Inc. and Mr. Cohn disclaims beneficial ownership thereof except to the extent of his pecuniary interest therein, if any.

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

      b)    Exhibits:

      Exhibit
      Number                Description
      ------                -----------

      3.1 Copy of the Certificate of Incorporation of the predecessor corporation under the name of Travel Technologies International, Inc. (1)
      3.2 Copy of Restated Certificate of Incorporation of the predecessor corporation, which among other things changes its name to Traverse Technologies, Inc. (1)
      3.3 Copy of Amendment to the Restated Certificate of Incorporation, changing the name of the predecessor corporation to Integrated Healthcare Systems, Inc. (1)

      3.4 Copy of the Certificate of Renewal of Integrated Healthcare Systems, Inc. as filed with the State of Delaware (2)
      3.5     Copy of the By-Laws of the predecessor corporation (1)
      3.6 Copy of the Certificate of Incorporation of IHS of Virginia, Inc. a wholly owned subsidiary. (2)
      3.7 Copy of the Certificate of Renewal of the IHS of Virginia, Inc as filed with the State of Delaware (2)
      3.8     Copy of the By-Laws of IHS of Virginia, Inc. (2)
      3.9 Copy of the Articles of Incorporation our Company as filed with the State of Virginia on May 20, 1999 (2)
      3.10    Plan of Merger between IHS and the Company effective June 14,
              1999. (2)
      3.11 Articles of Merger effective June 14, 1999 as filed with the State of Virginia (2)
      3.13    Copy of the By-Laws of the Company (2)
      3.12    Agreement of Merger as filed with State of Delaware (2)
      23.2 Certified copy of the Certificate of Incorporation of The DataQual Group, Inc. a wholly owned subsidiary 920
      3.15    Copy of the By-Laws of the DataQual Group, Inc. (2)
      4.1 Form of Certificate evidencing shares of Common Stock of the Company. (2)
      4.6     Form of 1995 Redeemable Bridge Warrants (2)
      4.7 Form of Warrant Certificates issued to Investors, Placement Agents and Investment Banker in 1997 and 1998 (2)
      4.8 Form of Warrant Certificates issued to management executives, and consultants (2)
      4.9     Form of Class A Redeemable Common Stock Purchase Certificate (2)
      4.10 Warrant Agreement between the Company and the Warrant Agent covering the Class A Common Stock Warrants (2)
      10.1    Form of Software License and Support Agreement (2)
      10.2    Form of Licensed Software Agreement (2)
      10.3    Form of Software Maintenance Agreement (2)
      10.4    Form of DataQual(R) for Windows and I-Link(sm) Upgrade Addendum
              (2)
      21.1    Subsidiaries of Registrant (2)
      23.2 Consent of Kaufman Davis PC for Annual Statement, December 31, 1997 and 1998(2)
      23.3    Consent of Kaufman Davis, PC for Annual Statement, December 31,
              1999
      23.4 Consent of Aronson, Fetridge & Weigle, PC for Annual Statement, December 31, 2000 and 2001

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

                        H-Quotient, Inc. And Subsidiaries

                                Table of Contents

                                                                            Page

Independent Auditor's Report                                                 F-2

Financial Statements

   Consolidated Balance Sheets                                         F-4 - F-5

   Consolidated Statements of Operations                               F-6 - F-7

   Consolidated Statements of Stockholders' Equity (Deficit)                 F-8

   Consolidated Statements of Cash Flows                              F-9 - F-10

   Notes to Consolidated Financial Statements                        F-11 - F-25

      Independent Auditor's Report

      To the Board of Directors
      H-Quotient, Inc.
      Vienna, Virginia

      We have audited the accompanying Consolidated Balance Sheet of H-Quotient, Inc., and Subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related Consolidated Statements of Operations, Shareholders' Equity, and Cash Flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the 2001 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of H-Quotient, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

      ARONSON & COMPANY
      CERTIFIED PUBLIC ACCOUNTANTS

      Rockville, Maryland
      May 17, 2002

December 31,                                                                              2001          2000
===============================================================================================================
Assets

Current assets
   Cash                                                                                 $    6,491   $  151,462
   Investment in equity securities                                                       2,604,499    2,598,637
   Accounts receivable, less allowance for doubtful accounts of $18,790,
       in 2001 and 2000                                                                    469,385      164,912
   Due from affiliates                                                                          --       24,236
   Costs and estimated earnings in excess of billings on uncompleted contracts                  --      518,977
   Notes receivable                                                                             --      747,000
   Prepaid expenses                                                                      2,672,188    1,732,694
---------------------------------------------------------------------------------------------------------------

Total current assets                                                                     5,752,563    5,937,918

Property and equipment, net                                                                134,193      206,358

Capitalized software, net                                                                  200,790      316,105

Deposits                                                                                    14,294       14,294
---------------------------------------------------------------------------------------------------------------

Total assets                                                                            $6,101,840   $6,474,675
===============================================================================================================

          See accompanying Notes to Consolidated Financial Statements.

                                               H-Quotient, Inc. and Subsidiaries

                                                     Consolidated Balance Sheets

================================================================================

December 31,                                                                                  2001             2000
========================================================================================================================
Liabilities and Shareholders' Equity

Current liabilities
   Accounts payable and accrued expenses                                                  $    414,935      $  1,254,598
   Due to affiliates                                                                                --            50,077
   Notes payable                                                                               127,285           477,285
   Billings in excess of costs and estimated earnings on uncompleted
       contracts                                                                                                      --
   Unearned revenue                                                                             13,330           459,530
------------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                                      555,550         2,241,490
------------------------------------------------------------------------------------------------------------------------

Shareholders' equity
   Preferred stock, 10,000,000 shares authorized, 100 shares issued and
       outstanding                                                                                                    --
   Common stock, $.0001 par value, 90,000,000 shares authorized,
       27,778,835 and 19,810,544 shares issued and outstanding at
       December 31, 2001 and 2000, respectively                                                  2,779             1,982
   Additional paid-in capital                                                               14,701,723        13,652,448
   Accumulated other comprehensive income                                                      114,024                --
   Subscription receivable                                                                    (562,480)               --
   Accumulated deficit                                                                      (8,709,756)       (9,421,245)
------------------------------------------------------------------------------------------------------------------------

Total shareholders' equity                                                                   5,546,290         4,233,185
------------------------------------------------------------------------------------------------------------------------

Total liabilities and shareholders' equity                                                $  6,101,840      $  6,474,675
========================================================================================================================

          See accompanying Notes to Consolidated Financial Statements.

                                               H-Quotient, Inc. and Subsidiaries

                                           Consolidated Statements of Operations

================================================================================

Years Ended December 31,                                                              2001            2000
==============================================================================================================
Revenues
   Software sales                                                                 $   393,157      $   591,731
   Maintenance and service income                                                     729,661          548,600
   Sale of marketing rights                                                                            791,319
--------------------------------------------------------------------------------------------------------------

Total revenues                                                                      1,122,818        1,931,650
--------------------------------------------------------------------------------------------------------------

Total operating expenses                                                              133,222        2,325,367
--------------------------------------------------------------------------------------------------------------

Income from operations                                                                989,596         (393,717)
--------------------------------------------------------------------------------------------------------------

Other income (expenses)
   Interest expense                                                                   (45,957)         (38,706)
   Unrealized loss on securities                                                           --         (357,034)
   Realized gain on sale of securities                                                107,850        1,851,497
   Interest income                                                                         --           28,176
   Other                                                                                   --           21,078
--------------------------------------------------------------------------------------------------------------

Total other income (expense)                                                           61,893        1,505,011
--------------------------------------------------------------------------------------------------------------

Income before provision for income taxes and extraordinary item                     1,051,489        1,111,294

Provision for income taxes                                                                 --               --
--------------------------------------------------------------------------------------------------------------

Income before extraordinary item                                                    1,051,489        1,111,294

Extraordinary gains (losses)                                                         (340,000)          91,934
--------------------------------------------------------------------------------------------------------------

Net income                                                                        $   711,489      $ 1,203,228
==============================================================================================================

          See accompanying Notes to Consolidated Financial Statements.

                                               H-Quotient, Inc. and Subsidiaries

================================================================================

Years Ended December 31,                                2001           2000
================================================================================

Net income per common share
   Basic:
   Net income before extraordinary item              $      0.04     $      0.07
================================================================================

   Net income                                        $      0.03     $      0.08
================================================================================

   Diluted:
   Net income before extraordinary item              $      0.04     $      0.06
================================================================================

   Net income                                        $      0.03     $      0.07
================================================================================

Weighted average common shares
   Basic                                              24,582,298      16,123,896
================================================================================

   Diluted                                            25,086,913      17,725,850
================================================================================

          See accompanying Notes to Consolidated Financial Statements.

                                               H-Quotient, Inc. and Subsidiaries

                       Consolidated Statements of Shareholders' Equity (Deficit)

================================================================================

Years Ended December 31, 2001 and 2000
===========================================================================================================================
                                                                                                                   Total
                                                    Common Stock            Additional                         Shareholders'
                                             -------------------------        Paid-in         Accumulated         Equity
                                               Shares         Amount          Capital            Deficit         (Deficit)
                                             ------------------------------------------------------------------------------
December 31, 1999                            12,464,866      $   1,247      $ 12,191,130      $(10,624,473)     $ 1,567,904

Issuance of common stock for:
   Cash                                         206,552             21           149,619                --          149,640
   Services/expenses                            814,503             82           879,088                --          879,170
   Debt conversion                                4,415             --            21,523                --           21,523
   Two, one-for-seven distributions           3,857,289            386              (386)               --               --

Warrants exercised for:
   Cash                                       1,621,816            162         1,164,625                --        1,164,787
   Securities                                   125,000             12            99,988                --          100,000
   Other                                        819,617             82               (82)               --               --

Payment of Company debts by shareholder              --             --            98,436                --           98,436
Redemption of stock                            (317,814)           (31)       (1,915,075)               --       (1,915,106)
Issue of stock for acquisition                  214,300             21               (21)               --               --

Add: note receivable collection
on shares sold in 1999                               --             --           963,603                --          963,603

Net income for 2000                                  --             --                --         1,203,228        1,203,228
---------------------------------------------------------------------------------------------------------------------------

December 31, 2000                            19,810,544      $   1,982      $ 13,652,448      $ (9,421,245)     $ 4,233,185

Issuance of common stock for:
   Cash                                       2,579,869            258           799,111                            799,369
   Services/expenses                          1,770,000            177           235,750                            235,927
   Debt conversion
   Two, one-for-seven distributions           2,506,387            251              (251)

Warrants exercised for:
   Cash                                          22,162              2            14,774                             14,776
   Securities
   Other                                      1,089,873            109              (109)

Accumulated other comprehensive income                                                                              114,024
Subscription receivable                                                                                            (562,480)
Net income for 2001                                                                                711,489          711,489
---------------------------------------------------------------------------------------------------------------------------

December 31, 2001                            27,778,835      $   2,779      $ 14,701,723      $  8,709,756      $ 5,546,290
===========================================================================================================================

          See accompanying Notes to Consolidated Financial Statements.

                                               H-Quotient, Inc. and Subsidiaries

                                           Consolidated Statements of Cash Flows

================================================================================

Years Ended December 31,                                                           2001             2000
=============================================================================================================
Cash flows from operating activities
   Net income                                                                    $   711,489      $ 1,203,228
Adjustments to reconcile net income to net cash used in operating activities
   Depreciation                                                                       92,165           70,192
   Amortization                                                                      115,315          108,709
   Stock and warrants issued for current expenses                                         --          146,006
   Proceeds from sale of trading securities                                               --          484,982
   Unrealized loss on securities                                                          --          357,034
   Realized gain on sale of securities                                              (107,850)      (1,851,497)
   Extraordinary gains                                                                    --          (91,934)
   (Increase) decrease in
       Accounts receivable                                                          (304,473)         506,812
       Due from affiliates                                                            24,236          (24,236)
       Costs and estimated earnings in excess of billings                            518,977         (688,141)
       Prepaid expenses                                                             (939,494)         105,247
       Deposits                                                                           --           54,337
   Increase (decrease) in
       Accounts payable and accrued expenses                                        (839,663)        (642,038)
       Due to affiliates                                                             (50,077)          50,077
       Deferred revenues                                                            (446,200)         335,752
-------------------------------------------------------------------------------------------------------------
Net cash provided (used) in operating activities                                  (1,225,575)         124,537
-------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
   Proceeds from sale of equity securities                                           216,012          760,136
   Purchases of equity securities                                                                    (500,317)
   Additions to property and equipment                                               (20,000)        (199,519)
   Proceeds from note receivable                                                     747,000          340,000
   Advances under note receivable                                                                     (25,000)
   Capitalized software                                                                               (52,855)
-------------------------------------------------------------------------------------------------------------
Net cash provided (used) in investing activities                                     943,012          322,445
-------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
   Proceeds from sale of common stock                                                487,592        1,319,103
   Proceeds from notes payable                                                            --          350,000
   Repayment of notes payable                                                       (350,000)         (65,246)
   Redemptions of stock                                                                   --       (1,915,106)
-------------------------------------------------------------------------------------------------------------
Net cash (used) provided by financing activities                                     137,592         (311,249)
-------------------------------------------------------------------------------------------------------------

          See accompanying Notes to Consolidated Financial Statements.

                                               H-Quotient, Inc. and Subsidiaries

================================================================================

Years Ended December 31,                               2001              2000
================================================================================

Net increase in cash                               $(144,971)           $135,733

Cash at beginning of year                            151,462              15,729
--------------------------------------------------------------------------------

Cash at end of year                                $   6,491            $151,462
================================================================================

          See accompanying Notes to Consolidated Financial Statements.

                                               H-Quotient, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

1. Organization          Organization - H-Quotient, Inc. (the "Company"), was
   and significant       incorporated in the Commonwealth of Virginia on May 12,
   accounting            1999 as a wholly-owned subsidiary of Integrated
   policies              Healthcare Systems, Inc. ("IHS"). On June 14, 1999, IHS
                         executed a downstream merger with H-Quotient, Inc. in which all the issued and outstanding shares of common stock of IHS were exchanged for an equal number of shares of the $.0001 par value common stock of the Company. The Company develops, markets, installs and maintains integrated hardware and software systems to private and public healthcare facilities throughout the United States.

                         Basis of Presentation - The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries, IHS of Virginia, Inc. (sold December 28, 2000) (see note 15), DataQual Group, Inc. (sold June 30, 2001) (see note 15) and Quotient Capital Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

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

                                               H-Quotient, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

1. Organization and      The Company offers non-specific upgrades to customers
   significant           with annual support agreements for a specific product
   accounting policies   when they are completed and available for release. If
   (continued)           an upgrade leads to a new product, the upgrade is
                         considered a new sale.

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

                         From time to time, cash and cash equivalents exceeded federally insured limits. Management does not believe that this results in any significant credit risk.

                         Fair Value of Financial Instruments - The Company considers the recorded value of its financial assets and liabilities, consisting principally of contracts receivable, investments in equity securities, accounts payable, accrued expenses, and debt to approximate the fair value of the respective assets and liabilities at December 31, 2001 and 2000.

                         Property and Equipment - Property and equipment are stated at cost. Depreciation of property and equipment is determined using the straight-line method over an estimated useful life of two to five years.

                         Capitalized Software Costs - The Company capitalizes software development costs incurred subsequent to the internal release of the product for acceptance testing. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding four years, based on the economic life of the product. Capitalized software costs consist of the following:

                                                             2001        2000
                         ======================================================

                         Capitalized software             $ 474,474   $ 474,474
                         Accumulated amortization          (273,684)   (158,369)
                         ------------------------------------------------------

                         Net                              $ 200,790   $ 316,105
                         ======================================================

                                               H-Quotient, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

1. Organization and      Amortization expense for the years ended December 31,
   significant           2001 and 2000 totaled $115,315 and $108,709,
   accounting            respectively.
   policies
   (continued)           The carrying amount of acquired technology and software
                         development is periodically reviewed by the Company for impairment. Impairment is recognized when the future gross revenues from products, reduced by the estimated future costs of completing and disposing of that product, including the costs of maintenance and customer support required at the time of sale, is less than the carrying amount of that product.

                         Income Taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax return effects of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses and tax credits that are available to offset future taxable income. The Company evaluates the likelihood of realization of deferred tax assets and provides an allowance where, in management's opinion, it is more likely than not that the asset will not be realized.

                         Net Income Per Share - Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per share include the dilutive effect of warrants and contingent shares.

2. Investments in        The Company's investment in equity securities consists
   equity securities     of marketable securities that the Company has
                         classified as trading securities and common stock in a closely held Company that is a shareholder of the Company and is reported at cost.

                         The trading securities consist of 13,651,723 and 12,687,500 shares of Veridien Corporation as of December 31, 2001 and 2000, respectively. The unrealized loss on this investment as of December 31, 2001 and 2000 was 0 and $357,034, respectively.

                                               H-Quotient, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

2. Investments in        The investment in the stock of a shareholder of the
   equity securities     Company consists of 295,516 and 310,516 shares of
   (continued            common stock of Internet Guide, Inc. (Internet Guide)
                         as of December 31, 2001 and 2000, respectively. These shares are carried at cost of $1,804,288 and $1,717,138, as of December 31, 2001 and 2000,
                         respectively. On August 20, 2001, we sold 161,500 shares that we held in ROSS Corporation securities in exchange for $23,475 in cash. These shares, which were sold at cost constituted our entire holding in ROSS. As a result of the transaction we no longer own any shares of ROSS Corporation. In December 2001, the Company sold
                         15,000 shares of Internet Guide stock to a relative of an officer for $195,000 in cash. The Company recognized a gain of $107,850 on the sale. In December 2000, the Company acquired 79,890 shares of Internet Guide stock in an exchange of a marketable security that was valued at $305,216, the fair value of the stock exchanged on the date of the exchange. The Company sold 138,500 shares of Internet Guide in September 2000 for $1,800,000, consisting of $732,000 of notes receivable from unrelated parties and $1,068,000 of commercial trade credits. A gain of $899,750 was recognized on the sale. In addition, in September 2000, the Company exchanged 61,500 shares of Internet Guide stock at $6.50 per share, an aggregate of $800,000, for 8,000,000 shares of the common stock of Veridien
                         Corporation. No gain or loss was recognized on the exchange.

3. Notes                 Notes receivable at December 31, 2000, consist of a
   receivable            note from an employee for a cash advance of $15,000 and
                         a group of notes from Canadian individuals that totaled
                         $732,000 and were due at various dates in 2000 and 2001. On May 4, 2001, the $732,000 of notes were exchanged for $382,000 of commercial trade credits and a $350,000 note payable to the other party to the exchange transaction.

4. Prepaid               Prepaid expenses at December 31, 2001 and 2000 include
   expenses              $2,629,000 and $1,068,000 of Asset Recovery Credits
                         from SGD International Corp. and $622,500 of Cash
                         Collateral Credits at December 31, 2000 issued by SGD
                         International Corp. acquired from Veridien Corporation, respectively. The credits represent amounts that the Company expects to use in the fulfillment of future sales contracts.

5. Property and          Property and equipment consists of the following:
   equipment

                                                             2001        2000
                         ======================================================

                         Office and computer equipment    $ 339,225   $ 339,225
                         Furniture and fixtures              77,804      57,804
                         ------------------------------------------------------
                                                            417,029     397,029
                         Less: accumulated depreciation    (282,836)   (190,671)
                         ------------------------------------------------------

                                                          $ 134,193   $ 206,358
                         ======================================================

                                               H-Quotient, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                         Depreciation expense of property and equipment was $92,165 and $70,192 for the years ended December 31, 2001 and 2000, respectively.

6. Short-term            Short-term debt consists of the following:
   debt

                                                                                  2001        2000
                         ===========================================================================
                         Unsecured note payable to 967474 Ontario, Inc.
                            with interest at 12%, due March 28, 2001           $      0     $350,000

                         Legal settlement with a law firm with interest at
                            9%. Terms are being negotiated                       62,475       62,475

                         Unsecured promissory notes payable with interest
                            at 15%                                               64,810       64,810
                         ---------------------------------------------------------------------------

                                                                               $127,285     $477,285
                         ===========================================================================

7. Uncompleted
   contracts

                                                                                 2001         2000
                         ===========================================================================
                         Costs incurred on uncompleted contracts               $      0     $725,164
                         Gross profit recognized to date on uncompleted
                            contracts                                                 0      720,657
                         Less:  Billings to date                                      0     (926,838)
                         ---------------------------------------------------------------------------

                         Net                                                   $      0     $518,977
                         ===========================================================================

                         Included in the accompanying consolidated balance sheets under the following captions:

                                                                                 2001          2000
                         ===========================================================================
                         Costs and estimated earnings in excess of billings
                            on uncompleted contracts                           $      0     $518,977
                         Billings in excess of cost and estimated earnings
                            on uncompleted contracts                                 --           --
                         ---------------------------------------------------------------------------

                                                                               $      0     $518,977
                         ===========================================================================

                                               H-Quotient, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

8. Commitments           Lease Commitments - The Company entered into a lease
   and                   agreement for office space beginning December 1, 2000.
   contingencies         The lease requires monthly payments of $4,294 plus a
                         pro rata share of taxes and operating costs.

                         Rent expense under all operating leases was $43,948 and $105,386 for the years ended December 31, 2001 and 2000, respectively.

                         Litigation - On January 10, 1997, the Internal Revenue Service ("IRS") filed in the Circuit Court for the County of Fairfax, Virginia a Notice of Federal Tax Lien in the amount of $386,000 for employment withholding tax liabilities of Integrated Systems Technology, Inc. ("IST"), formerly a wholly owned subsidiary of the Company. It is the opinion of counsel that there is no "alter ego" liability on the part of the Company. Since the filing of the Notice the IRS has not made any effort to enforce it against the Company Management has removed the liability during the year ended December 31, 2001 and the $386,000 is included as a reduction of expenses.

                         On May 17, 2001, a stockholder filed a lawsuit against the Company alleging that restrictions be removed from certain stock certificates owned by the stockholder, and that certain shares be issued to the stockholder. The restrictions had never been disputed, and they were removed. The claim for approximately 500,000 shares from the year 2000 one-for-seven stock distributions was dropped in 2001.

                         A suit with a significant customer is ongoing, and a $340,000 reserve has been allocated as an Extraordinary Loss. The Company, however, expects to recover this sum and all other amounts due.

                         Other suits arising in the ordinary course of business are pending against the Company. Management believes the ultimate outcome of these actions will not result in a material adverse effect on its consolidated financial position, results of operations or cash flows.

                                               H-Quotient, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

9. Shareholders'               In February 2001, warrant certificates for the
   equity                purchase of 1,089,873 shares of our common stock were
  (continued)            exercised at a price of $.48 per share in the aggregate
                         of $525,000. Payment was made by delivery to us of a promissory note in the amount of $525,000 with an interest rate of 6% per annum. This note is collateralized by 834,434 shares of the Company's stock. The note matured on December 31, 2001, with a balance due of $510,095, which is included in subscriptions receivable as a deduction in stockholders' equity. Also in February 2001, we issued
                         183,800 shares of our common stock, which are restricted under Rule 144 of the Securities Act of 1933, at $0.22122 per share in exchange for $39,000 and 1,500,000 shares of Veridien Corporation common stock.

                               On March 29, 2001, the Company filed Form S-8 in
                         which 395,000 shares owned by a former officer and director were registered under the Securities Act of 1933, and is subject to a selling restriction for shares sold in the open market through registered broker-dealers whereby no more than five percent of the previous day's trading volume or 5,000 shares of the registered common stock may be sold in open market transactions. The Company issued 228,170 shares of common stock that are subject to restrictions under Rule 144 of the Securities Act of 1933 at $.10 per share in exchange for $40,817 in cash and services.

                               From April through June 2001, we issued 2,305,862
                         shares of our common stock, all of which is restricted under Rule 144 of the Securities Act of 1933 as follows: 350,000 shares at $.205 per share to various individuals for services valued at $71,750; 500,000 shares at $.327 per share in exchange for $150,000 of SGD Commercial trade credits and 90,000 shares of ROSS Corporation common stock; 1,110,000 shares to the holder of options for 1,110,000 shares of our common stock at $.35 in exchange for $388,500 of SGD Commercial trade credits; 63,600 shares of our common stock in exchange for 509,188 shares of Veridien Corp. common stock at $.20 per share; 50,000 shares of our common stock at $.205 per share as payment of $10,250 in a loan discount expense for a loan of $100,0000 from July 1, 2000, to May 4, 2001; 22,162 shares of our common stock at $1.50 per share as payment of a warrant exercise of $33,253; 100,000 shares of our common stock at $.10 per share in exchange for $10,000 of services; 30,000 shares of our common stock at $.50 per share as repayment of a $15,000 short term advance; 80,000 shares of our common stock at $.40 per share in exchange for cash of $32,000.

                               From July through September 2001, we issued
                         573,619 shares of our common stock, all of which is restricted under Rule 144 of the Securities Act of 1933 as follows: 47,619 shares of our common stock at $0.105 per share to an individual investor in exchange for cash of $5,000; 150,000 shares of our common at $.10 per share in exchange for interest credit of $15,000; 41,000 shares of our common stock in exchange for 71,400 shares of ROSS Corporation common stock, which was subsequently sold; and 335,000 of our common stock at $0.15 per share in exchange for public relations services. These 335,000 shares were issued in 23 certificates with additional restrictions that call for the share certificates to be held in an attorney escrow account and released to the shareholder at a rate of one certificate per month.

                                               H-Quotient, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                               From October through December 2001, we issued
                         1,558,850 shares of our common stock at $.10 per share, all of which is restricted under Rule 144 of the Securities Act of 1933. These included 275,000 shares for securities transactions, 35,000 shares to a consultant, 248,850 shares to a director, 200,000 for prepaid legal expenses, 300,000 shares for services, and 500,000 shares as a reserve for services or acquisitions.

                               In 2001, the Company issued 2,224,629 shares of
                         its common stock to shareholders of record as of July 31, 2000 and August 31, 2000 respectively, who submitted proof of ownership of the Company's common stock as of those dates in accordance with the terms and conditions announced on July 12, 2000 and July 31, 2000 in a stock distribution program.

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

                               In March 2000, the Company issued 4,415 shares of
                         common stock which are subject to restrictions under Rule 144 of the Securities Act of 1933 in exchange for $35,320 less $13,797 in debt forgiveness at $4.875 per share.

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

                                               H-Quotient, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

9. Shareholders'         From March through September 2000 the Company issued
   equity                113,273 shares of common stock in exchange for an
   (continued)           aggregate of $125,851 for prepaid and current year
                         expenses as follows: 15,000 shares at $2.00 per share;
                         20,000 shares at $1.55 per share; 5,000 shares at $1.33
                         per share; 13,273 shares at $1.00 per share and 60,000 shares at $0.75 per share.

                         In April 2000, 1,007,795 shares of common stock were issued to the holders of 1,384,971 warrants exercisable as follows: 575,000 at $1.00 per share; 200,000 at $1.50 per share and 619,971 at $2.00 per share, in exchange for $536,236 in cash and the return of 387,176 warrants valued at $4.08 per share as of the date of the transaction.

                         In May and September 2000, the Company issued 819,617 shares of its common stock at par value in exchange for 5,737,319 Class A Redeemable warrants at a conversion rate of one share of common stock for every seven warrants received in the exchange pursuant to the Exchange Program announced February 29, 2000 in which the warrant holders participating in the exchange program agreed to a two year restriction on selling the shares under Rule 144 of the Securities Act of 1933.

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

                                               H-Quotient, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

9. Shareholders'         In December 2000, the Company issued an aggregate of
   equity                281,300 shares of its common stock to a former officer
   (continued)           and director as payment for accrued salary and
                         repayment of debt and other expenses totaling $126,092.

                         During 2000, an officer/stockholder of the Company paid certain debts of the Company totaling $98,436. This amount has been recorded as additional paid-in capital in the Statement of Stockholders' Equity.

                               Warrants and Options Issued in 2001

                         In November 2001, the Company issued 200,000 warrants to purchase 200,000 shares of our common stock at $.25 per share for a period of five months.

                         A summary of warrant activity follows:

                                                                          Exercise Period             Exercise        Number of
                                                                    -----------------------------       Price          Shares
                                                                        From             To             Range         Reserved
                         ------------------------------------------------------------------------------------------------------
                         December 31, 1999 - Warrants outstanding                                                    14,130,770
                         ------------------------------------------------------------------------------------------------------

                         ------------------------------------------------------------------------------------------------------
                         Issued during 2000                         November 2000    October 2005    $   .69-1.50       505,000
                         ------------------------------------------------------------------------------------------------------
                         Exercised during 2000                                                       $   .75-2.00    (2,100,442)
                         ------------------------------------------------------------------------------------------------------
                         Exchanged for common stock                                                  $       5.00    (5,207,889)
                         ------------------------------------------------------------------------------------------------------
                         Terminated during 2000                                                      $  1.00-7.00    (1,107,838)

                         December 31, 2000 - Warrants outstanding                                                     6,219,601
                         Issued during 2001                         November 2001      April 2002    $        .25       200,000
                         Exercised                                                                   $         48    (1,089,873)
                         Exercised                                                                   $       1.50
                                                                                                                        (22,162)
                         ------------------------------------------------------------------------------------------------------
                         Terminated during 2001                                                                      (3,168,395)
                         December 31, 2001 - Warrants outstanding                                                     2,139,171
                         ======================================================================================================

10. Stock based          On November 15, 1999, the Company instituted a
    compensation         non-qualified employee stock purchase program under
    plan                 which all employees could purchase restricted common
                         stock from the Company at a purchase price equivalent to the closing price on the date of purchase. Under this program, the Company matched all stock purchases on a one for one basis. During the year ended December
                         31, 2000, 4,929 shares, respectively, were purchased at prices ranging from $0.63 per share to $2.38 per share with the Company issuing an equivalent amount under the matching terms. Compensation expense totaling $4,726 was recorded in 2000 in connection with this non-qualified employee stock purchase program.

                         Pursuant to SFAF No. 123 "Accounting for Stock-based Compensation", the Company has elected to account for its stock purchase warrants and other equity instruments under APB Opinion 25 "Accounting for Stock Issued to Employees" and adopt the disclosure only provisions of SFAS No. 123. Under APB 25, no compensation costs are recognized because the exercise price is equal to the fair market price of the common stock on the date of grant. Under SFAS No. 123, stock purchase warrants are valued at grant date using the Black-Shoals valuation model. Had compensation costs been determined as prescribed by SFAS No. 123, the Company's net earnings and earnings per share would not have changed, since the stock purchase warrants were considered to have little or no value.

                                               H-Quotient, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

11. Extraordinary        During 2000, the Company settled various debts with
    gains                creditors having recorded balances of $233,703 for cash
                         payments of $120,246 and 4,415 shares of Company stock valued at $21,523. This settlement gain of $91,934 is reported as an extraordinary gain in 2000.

12. Income taxes         The effective income tax rate varied from the federal
                         statutory tax rate as follows:

                                                                                            2001           2000
                         =======================================================================================
                         Statutory rate                                                     34.0%           34.0%
                         State rate                                                          6.0             5.0
                         Capitalized software costs                                           --             1.8
                         Long-term capital loss carryover                                     --           (47.6)
                         Unrealized (Gain) loss on securities                                 --            11.6
                         Other                                                                --             3.5
                         Valuation allowance                                                40.0            (8.3)
                         ---------------------------------------------------------------------------------------
                                                                                             0.0%            0.0%
                         =======================================================================================

                         The deferred tax asset and the deferred tax liability is comprised of the following:

                                                                                        2001             2000
                         =======================================================================================
                         Deferred tax asset:
                             Expenses not currently deductible for tax purposes       $       --     $     7,328
                             Net operating loss carryfoward                            2,394,074       2,629,493
                         ---------------------------------------------------------------------------------------
                                                                                       2,394,074       2,636,821
                         Valuation allowance                                           2,394,074      (2,636,821)
                         ---------------------------------------------------------------------------------------
                         Gross deferred tax assets                                            --              --
                         Gross deferred tax liability                                         --              --
                         ---------------------------------------------------------------------------------------

                         Net deferred tax asset (liability)                           $       --     $        --
                         =======================================================================================

                         At December 31, 2001, the Company has approximately $6,100,000 in net operating loss carryfowards which expire at varying dates between the years 2009 and 2020. The annual utilization of these carryfowards are significantly limited under Section 382 of the Internal Revenue Code as a result of ownership changes experienced by the Company. A valuation allowance equal to the total deferred tax asset has been established in each period due to the uncertainty regarding the realization of the net deferred tax assets.

                                               H-Quotient, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

13. Net income           The following data shows the amounts used in computing
    per share            basic and diluted net income per share for the years
                         ended December 31, 2001 and 2000:

                                                                                 2001            2000
                         ===============================================================================
                         Net income to common shareholders                   $   711,489     $ 1,203,228
                         ===============================================================================
                         Weighted average number of outstanding common        24,582,298      16,123,896
                            shares-basic
                         Dilutive effect of warrants to purchase common
                            shares                                               504,615       1,601,954
                         -------------------------------------------------------------------------------
                         Diluted common shares outstanding                    25,086,913      17,725,850
                         ===============================================================================

                         Basic
                         Income before extraordinary item                    $      0.04     $       .07
                         ===============================================================================
                         Net income                                          $      0.03     $       .08
                         ===============================================================================

                         Diluted
                         Income before extraordinary item                    $      0.04     $       .06
                         ===============================================================================
                         Net income                                          $      0.03     $       .07
                         ===============================================================================

14. Related party        During 2000, the Company made cash advances to an
    transactions         officer of the Company and two company's controlled by
                         the officer, one of whom is Internet Guide. The net amount due to the Company at December 31, 2000 was $24,236. There are no specified terms of repayment for these advances. In addition, during 2000 various officers and shareholders advanced funds to the Company. At December 31, 2000, the Company owed $25,077 to an officer and shareholder of the Company and $25,000 to an individual that is a shareholder of the Company. These advances do not accrue interest and have no specified terms of payment.

                         In December 1999, the Company loaned an officer and director of the Company $50,000 to purchase shares of common stock of the Company (at $.6875 per share) on an unsecured promissory note that is due upon demand, but no later than December 31, 2000. During 2000, a new note was issued extending the due date to December 31, 2001. The note accrues interest at a rate of eight percent (8%) per annum. This promissory note receivable has been reflected as a reduction of additional paid-in capital at December 31, 2001 and 2000.

                                               H-Quotient, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

14. Related party        On December 31, 1999, the Company sold 150,000 shares
    transactions         of common stock of Internet Guide, Inc. at $10.375 per
    (continued)          share and 185,000 shares of common stock of the Company
                         at $1.75 per share plus had debt of $70,833 paid on behalf of the Company, in exchange for a promissory note totaling $1,950,883. The promissory note is secured by underlying securities and collateralized by additional securities held by a third-party Trust. The promissory note accrues interest at an annual rate of seven percent (7%) calling for payments in January, February and March 2000. The payment terms were renegotiated calling for two equal payments on April
                         30th and May 31st, 2000. The Company has accounted for these transactions in 1999 as if the Company exchanged common shares of common stock of the Company for a promissory note receivable. As these transactions are considered related party transactions, accordingly, any gain resulting from this sale has been deferred and will be recognized in earnings in the period paid, and the promissory note receivable has been offset against paid-in-capital. The promissory note was subsequently paid on May 20, 2000 via cash of $330,000 and stocks in publicly traded companies with a fair value of $1,648,800. As a result, the gain has been recognized in the year ended December 31, 2000 and the note receivable has been credited to paid-in capital. As described in Note 2, in December 2001, the Company sold
                         15,000 shares of Internet Guide stock to a relative of an officer.

15. Sale of              On December 28, 2000, the Company sold HIS of Virginia,
    subsidiary           Inc., a wholly-owned subsidiary to an affiliate of a
                         former officer and director in exchange for the assumption of $791,319 in liabilities for which the subsidiary was obligated and the granting of a license to resell certain of the Company's software products.
                         The Company recognized this transaction as revenue from sale of marketing rights in 2000. On June 30, 2001, the Company sold its wholly-owned subsidiary, DataQual
                         Group, Inc., to an affiliate of a former officer and director in exchange for the assumption of $395,157 in liabilities for which the subsidiary was liable and the granting of a licinse to resell certain of the Company's products. This transaction has been recognized as software sales in 2001.

16. Supplemental         Supplemental disclosure of cash flows and noncash
    information to       investing and financing activities are as follows:
    consolidated
    Statement of
    Cash Flows

                                               H-Quotient, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                         Year ended December 31, 2001:

                         o The Company exchanged non-marketable securities valued at $40,660 for cash and equity securities.
                         o The Company exchanged non-marketable securities valued at $163,500 for commercial trade credits and nonmarketable securities.
                         o The Company exchanged non-marketable securities valued at $12,750 equity securities.
                         o The Company exchanged nonmarketable securities valued at $5,945 for non-marketable securities.
                         o     The company paid interest of $45,957.

                         Year ended December 31, 2000:

                         o The Company received equity securities valued at $1,620,883 as partial payment on a promissory note receivable of $1,950,883 entered into in 1999 (Note 14). Deferred gain at December 31, 1999 of $987,230 related to the promissory note was recognized in 2000.
                         o The Company exchanged non-marketable equity securities valued at $399,750 for marketable equity securities. No gain or loss was recognized on this transaction.
                         o The Company exchanged non-marketable securities for notes receivable of $732,000 and commercial trade credits of $1,068,000.
                         o Common stock was issued for commercial trade credits valued at $622,500.
                         o Common stock was issued in payment of current expenses and prepaid expenses totaling $105,938 and settlement of debts to various creditors totaling $21,523.
                         o Company stock was used by a shareholder to settle $101,337 of liabilities on behalf of the Company.
                         o     The Company paid interest of $10,911 in 2000.

17. Significant          The Company derived a significant portion of its sales
    customers            from one customer. Sales from this customer totaled
                         $263,000 and $904,432 during the years ended December
                         31, 2001 and 2000, respectively, representing 23% and 79% of total sales for these years exclusive of revenue from sale of marketing rights (Note 15).

                                               H-Quotient, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

      SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Vienna, State of Virginia, on May 29, 2001.

      H-QUOTIENT, INC.

      By: /s/ Douglas A. Cohn
      ---------------------------------
      Chairman of the Board and
      Chief Executive Officer

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Vienna, State of Virginia, on May 15, 2002.

                Signature                           Title
                ---------                           -----

      By: /s/  Douglas A. Cohn             Chairman of the Board,
          --------------------------
          Douglas A. Cohn

      By  /s/  Douglas A. Cohn             President and Chief Executive Officer
          --------------------------
          Douglas A. Cohn

      By  /s/  J. Brian Copley             Secretary, and Director
          --------------------------
          J. Brian Copley

      By: /s/ Jack Anderson                Treasuer and Director
          --------------------------
          Jack Anderson

      Aronson & Company
      CERTIFIED PUBLIC ACCOUNTANT
      Report of Independent Auditors

                                               H-Quotient, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

      As independent certified public accountants, we hereby consent to the inclusion of our report relating to the financial statements of H-Quotient, Inc., which report appears in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, and to all references to this firm included in such Annual Report.


      By: s/ Aronson & Company, P.C.
      Certified Public Accountants

      May 17, 2002
      Rockville, MD