Form 10QSB
period 2002-03-31
H QUOTIENT INC
filed 2002-05-23
CIK 1001781

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20049
          -------------------------------------------------------------
                                   FORM 10-QSB
          -------------------------------------------------------------
                                   (Mark One)
                                       |X|

                          QUARTERLY REPORT PURSUANT TO
                               SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the QUARTERLY PERIOD ENDED MARCH 31, 2002

                          Commission File No. 001-15179

          -------------------------------------------------------------
                                H.QUOTIENT, INC.
             (Exact name of registrant as specified in its charter)
          -------------------------------------------------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the last practicable date: 27,619,733 of its $.0001 par value common stock as of April 30, 2002.

H-QUOTIENT, INC., AND SUBSIDIARIES
FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 2002
INDEX

PART I: FINANCIAL INFORMATION                                               Page

Item 1: Financial Statements

Consolidated Balance Sheets as of
March 31, 2002 and December 31, 2001                                          3

Consolidated Statements of Operations
For the three-month periods ended
March 31, 2002 and 2001                                                       4

Condensed Consolidated Statements of Cash Flows for the
three month periods ended March 31, 2002 and 2001
Notes to the Consolidated Financial Statements                                5

Item 2:  Management's Discussion and Analysis of
Financial Condition and Results of Operations                                 6

PART II: OTHER INFORMATION                                                    7

Item 1: Legal Proceedings

Item 2: Changes in Securities                                                7-8

H-Quotient, Inc. and Subsidiary
Consolidated Balance Sheets

                                                                                      December 31,
                                                                    March 31, 2002        2001
                                                                      (Unaudited)      (Audited)
                                                                    --------------  --------------
Assets

Current assets
     Cash                                                            $      5,616    $      6,491
     Investment in equity securities                                    2,471,788       2,604,499
     Accounts receivable, less allowance for doubtful accounts
     of $358,790, in 2002 and $200,000  in 2001                           889,493         469,385
     Prepaid expenses                                                   2,672,188       2,672,188
                                                                     ------------    ------------
Total current assets                                                    6,039,085       5,752,563
Property and equipment, net                                               126,174         134,193
Capitalized software, net                                                 189,941         200,790
Deposits                                                                   19,294          14,294
                                                                     ------------    ------------
Total assets                                                         $  6,374,494    $  6,101,840
                                                                     ============    ============
Liabilities and Shareholders' Equity

Current liabilities
     Accounts payable and accrued expenses                                411,130    $    414,935
     Notes payable                                                        131,121         127,285
     Unearned revenue                                                      13,330          13,330
                                                                     ------------    ------------
Total current liabilities                                                 555,581         555,550
                                                                     ------------    ------------
Shareholders' equity
     Preferred stock, 10,000,000 shares authorized,
     100 shares issued and outstanding                                         --              --
     Common stock, $.0001 par value, 90,000,000 shares authorized,
     27,478,211 and 27,778,835 shares issued and outstanding at
     March 31, 2002 and 2001, respectively                                  2,748           2,779
       Additional paid-in capital                                      14,535,747      14,815,747
       Subscription receivable                                           (282,480)       (562,480)
       Accumulated deficit                                             (8,437,102)     (8,709,756)
                                                                     ------------    ------------
Total shareholders' equity                                              5,818,913       5,546,290
                                                                     ------------    ------------
Total liabilities and shareholders' equity                           $  6,374,494    $  6,101,840
                                                                     ============    ============


          See accompanying Notes to Consolidated Financial Statements.

H-Quotient, Inc. and Subsidiary
Consolidated Statements of Operations (Unaudited)

Three Months Ended March 31                            2002           2001

Revenues                                          $    228,516    $    273,861
                                                  ------------    ------------
Operating expenses                                      35,523         267,280
                                                  ------------    ------------
Income from operations                                 192,993           6,581
                                                  ------------    ------------
Other income (expenses)
     Interest expense                                   (3,836)         (3,868)
     Unrealized loss on securities                          --        (164,035)
     Realized gain on sale of securities                72,997          37,505
     Interest income                                    10,500              --
Total other income (expense)                            79,661        (130,398)
                                                  ------------    ------------
Income (loss) before provision for income taxes        272,654        (123,818)

Provision for income taxes                                  --              --
                                                  ------------    ------------

Net income (loss)                                 $    272,654    $   (123,818)
                                                  ============    ============
Net income (loss) per common share
     Basic:                                       $       0.01    $       0.01

     Diluted:                                     $       0.01    $       0.01

Weighted average common shares
Basic                                               25,670,455      20,491,843
                                                  ============    ============
Diluted                                             25,982,650      22,093,797

                See accompanying Notes to the Unaudited Condensed
                       Consolidated Financial Statements.

H-Quotient, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended March 31, 2002


                                                          2002          2001
Three Months Ended March 31                           (Unaudited)    (Unaudited)
                                                      -----------    -----------
Net cash provided (used) in operating activities       $(70,139)     $  21,331
                                                       --------      ---------
Net cash provided in investing activities                69,264         79,134
                                                       --------      ---------

Net cash (used) by financing activities                      --       (213,601)
                                                       --------      ---------
Net (decrease) in cash                                     (875)      (113,136)
Cash at beginning of period                               6,491        151,462
                                                       --------      ---------
Cash at end of period                                  $  5,616      $  38,326
                                                       ========      =========

          See accompanying Notes to Consolidated Financial Statements.

H-Quotient, Inc., and Subsidiary
Notes to the Unaudited Condensed Consolidated Financial Statements

1. Organization -- H-Quotient, Inc. (the "Company"), was incorporated in the Commonwealth of Virginia on May 12, 1999 as a wholly-owned subsidiary of Integrated Healthcare Systems, Inc. ("IHS"). On June 14, 1999, IHS executed a downstream merger with H-Quotient, Inc. in which all the issued and outstanding shares of common stock of IHS were exchanged for an equal number of shares of the $.0001 par value common stock of the Company. The Company develops, markets, installs and maintains integrated hardware and software systems to private and public healthcare facilities throughout the United States.

2. Basis of Presentation -- The consolidated financial statements of the Company include the accounts of its wholly owned subsidiary, Quotient Capital Corporation. All significant inter-company balances and transactions have been eliminated in consolidation.

The Consolidated Balance Sheets as of March 31, 2002 and 2001, the Consolidated Statement of Operations for the three-month periods ended March 31, 2002 and 2001, and the Consolidated Statement of Cash Flows for the three-month periods ended March 31, 2002 and 2001, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2002 and 2001, and results of operations and cash flows for the three month period ended March 31, 2002 and 2001, and for all periods then ended, have been recorded. All adjustments recorded were of a normal recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2001, included in the Company's Annual Report on Form 10KSB for the year ended December 31, 2001.

The results of operations for the three-month period ended March 31, 2002, are not necessarily indicative of results anticipated for the full year.

Item 2: Management's Discussion and Analysis of the Financial Conditions and the Results of Operations

Results of Operations

Three Months Ended March 31, 2002, Compared with Three Months Ended March 31, 2001:

Revenues for the three months ended March 31, 2002, decreased to $228,516 compared to $273,861 for the three months ended March 31, 2001. The decrease of $45,345 is a result of investment gains and a broadened revenue base, including a modified I-Link Enterprise, DataQual II and distribution services and the elimination of money-losing contract.

Expenses

Interest expense for the three months ended March 31, 2002, was $3,836 compared to $3,868 for the three months ended March 31, 2001. The negligible difference is attributed to the continuity of the notes payable.

The unrealized gain on securities for the three months ended March 31, 2002, was $-0- as compared to a loss of $164,035 for the three months ended March 31, 2001. The difference resulted from a lower cost basis in securities acquired during the quarter.

Realized gains on the sale of securities were $72,997 for the three months ended March 31, 2002, compared to $37,505 for the three months ended March 31, 2001.

Net profit for the three months ended March 31, 2002, was $272,654 compared to a loss of ($123,818) for the three months ended March 31, 2001.

Liquidity and Capital Resources

We have funded our operations and working capital needs through profits and a series of private equity and debt offerings, the exercise of investor warrants, investments and payments received from customers.

Working capital at March 31, 2002, was $5,483,504 as compared to $5,197,013 at December 31, 2001.

Cash and cash equivalents at March 31, 2002, were $5,616 as compared to $38,326 on March 31, 2001. This was due to a larger investment in equity securities.

During the quarter ended March 31, 2002, we generated $69,264 from investing activities as compared to $79,134 for the quarter ended March 31, 2001. The increase was due to lower purchase prices.

During the quarter ended March 31, 2002, we used net cash of $-0- from financing activities as compared to ($213,601) for the quarter ended March 31, 2001.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

A suit with a significant customer is ongoing, and a $340,000 reserve has been allocated. However, the Company expects to recover this sum and all other amounts due from the customer.

Other suits arising in the ordinary course of business are pending against the Company. Management believes the ultimate outcome of these actions will not result in a material adverse effect on its consolidated financial position, results of operations or cash flows.

Item 2: Changes in Securities

In March, 2002, the Company issued 80,000 shares of common stock which are subject to restrictions under Rule 144 of the Securities Act of 1933 in exchange for $24,000.

In February, 2002, the Company issued 125,000 shares of common stock that are subject to restrictions under Rule 144 of the Securities Act of 1933 in exchange for 1,000,000 shares of Veridien Corp. common stock.

In March, 2002, the Company paid $280,000 for 700,000 shares of H-Quotient, Inc., common stock.

In the three month period ended March 31, 2002, the Company issued 194,376 shares of its common stock to shareholders of record as of July 31, 2000 and August 31, 2000, respectively, who submitted proof of ownership of the Company's common stock as of those dates in accordance with the terms and conditions announced on July 12, 2000 and July 31, 2000 in a stock distribution program.

In January, 2002, the Company acquired assets from three entities to enable us to enter the healthcare distribution business. 1,000,000 shares of previously issued stock was pledged as payment.

In March, 2002, the Company issued 345,000 two month warrants exercisable as follows: $40,900 in cash and 100,000 H-Quotient, Inc., common stock in exchange for 345,000 shares of H-Quotient, Inc., common stock which are subject to restrictions under Rule 144 of the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized. Date: May 22, 2002.

H-QUOTIENT, INC.

By: /s/ Douglas A. Cohn
 ----------------------------------------------
Chairman of the Board, Chief Executive Officer,
President and Chief Financial Officer