Form 10QSB
period 2002-06-30
H QUOTIENT INC
filed 2002-08-22
CIK 1001781

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20049
                       ----------------------------------
                                   FORM 10-QSB
                       ----------------------------------
                                   (Mark One)
                                       (X)

                          QUARTERLY REPORT PURSUANT TO
                               SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the QUARTERLY PERIOD ENDED JUNE 30, 2002

                          Commission File No. 001-15179

             ------------------------------------------------------
                                H.QUOTIENT, INC.
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------

           Virginia                                           54-1947753
  (State or other jurisdiction                              (I.R.S. Employer
of Incorporation or organization)                         Identification Number)

                 8150 Leesburg Pike, Suite 503, Vienna, VA 22182
              (Address and zip code of principal executive offices)

       Registrant's telephone number, including area code: (703) 752-0690

      Securities registered under Section 12(b) of the Exchange Act:

Title of each class                                     Name of each Exchange on
----------------------                                      which registered
        None                                            ------------------------
                                                           OTC Bulletin Board

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the last practicable date: 27,816,829 of its $.0001 par value common stock as of July 31, 2002.

H-QUOTIENT, INC., AND SUBSIDIARIES
FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 2002
INDEX

                                                                            Page

PART I:   FINANCIAL INFORMATION

Item 1:  Financial Statements

Consolidated Balance Sheets as of
June 30, 2002 and December 31, 2001                                            3

Consolidated Statements of Operations
For the six month and three-month periods ended
June 30, 2002 and 2001                                                         4

Condensed Consolidated Statements of Cash Flows for the
six month periods ended June 30, 2002 and 2001
Notes to the Consolidated Financial Statements                                 5

Item 2:  Management's Discussion and Analysis of
Financial Condition and Results of Operations                                  6

PART II:    OTHER INFORMATION                                                  7

Item 1:     Legal Proceedings                                                7-8

Item 2:     Changes in Securities                                              8

HoQuotient, Inc. and Subsidiary
Consolidated Balance Sheets

                                                                        June 30,     December 31,
                                                                          2002           2001
                                                                      (Unaudited)     (Audited)
=================================================================================================
Assets

Current assets
     Cash                                                            $     27,955    $      6,491
     Investment in equity securities                                    2,471,788       2,604,499
     Accounts receivable, less allowance for doubtful
        accounts of $357,759 in 2002 and $200,000 in 2001               1,181,433         469,385
     Prepaid expenses                                                   2,672,188       2,672,188
-------------------------------------------------------------------------------------------------
Total current assets                                                    6,353,364       5,752,563

Property and equipment, net                                               118,155         134,193

Capitalized software, net                                                 179,092         200,790

Deposits                                                                   19,294          14,294
-------------------------------------------------------------------------------------------------
Total assets                                                         $  6,669,905    $  6,101,840
=================================================================================================

Liabilities and Shareholders' Equity

Current liabilities
     Accounts payable and accrued expenses                                383,134    $    414,935
     Notes payable                                                        135,073         127,285
     Unearned revenue                                                          --          13,330
-------------------------------------------------------------------------------------------------

Total current liabilities                                                 518,207         555,550
-------------------------------------------------------------------------------------------------

Shareholders' equity
     Preferred stock, 10,000,000 shares authorized,
     100 shares issued and outstanding                                         --              --
     Common stock, $.0001 par value, 90,000,000 shares authorized,
     27,619,733 and 27,778,835 shares issued and outstanding at
     June 30, 2002, and December 31, 2001, respectively                     2,762           2,779
     Additional paid-in capital                                        14,453,329      14,815,747
     Subscription receivable                                             (290,131)       (562,480)
     Accumulated deficit                                               (8,014,262)     (8,709,756)
-------------------------------------------------------------------------------------------------
Total shareholders' equity                                              6,151,698       5,546,290
-------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                           $  6,669,905    $  6,101,840
=================================================================================================

          See accompanying Notes to Consolidated Financial Statements.

HoQuotient, Inc. and Subsidiary
Consolidated Statements of Operations (Unaudited)

                                                                    Six Months Ended                     Three Months Ended
                                                                         June 30                               June 30
                                                                  2002               2001               2002               2001
                                                              ------------       ------------       ------------       ------------
Revenues                                                      $    747,807       $    909,522       $    519,291       $    635,661
-----------------------------------------------------------------------------------------------------------------------------------
Operating expenses                                                 148,716            555,888            113,193            288,608
-----------------------------------------------------------------------------------------------------------------------------------
Income from operations                                             599,091            353,634            406,098            347,035
-----------------------------------------------------------------------------------------------------------------------------------
Other income (expenses)
      Interest expense                                              (7,788)            (7,735)            (3,952)            (3,867)
      Unrealized loss on securities                                     --           (246,957)                              (82,922)
      Realized gain on sale of securities                           86,040             45,473             13,043              7,968
      Interest income                                               18,151                 --              7,651                 --

Total other income (expense)                                        96,403           (209,219)            16,742            (78,821)
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before provision for income taxes                    695,494            144,415            422,840            268,232

Provision for income taxes                                              --                 --                 --                 --
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                             $    695,494       $    144,415       $    422,840       $    268,232
===================================================================================================================================
Net income (loss) per common share
      Basic:                                                  $        .03       $        .01       $       0.02       $       0.01

      Diluted:                                                $        .03       $        .01       $       0.02       $       0.01

Weighted average common shares
Basic                                                           25,920,380         21,636,488         26,170,305         22,690,067
===================================================================================================================================
Diluted                                                         26,163,025         23,238,442         26,343,400         24,292,021

    See accompanying Notes to the Unaudited Condensed Consolidated Financial
                                  Statements.

HoQuotient, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended June 30, 2002

                                                            2002        2001
Six Months Ended June 30                                (Unaudited)  (Unaudited)
===============================================================================
Net cash provided (used) in operating activities          $(80,720)   $(717,699)
-------------------------------------------------------------------------------
Net cash provided in investing activities                   51,159           --
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Net cash (used) by financing activities                     51,900      594,909
-------------------------------------------------------------------------------
Net (decrease) in cash                                      22,339     (122,760)

Cash at beginning of period                                  5,616      151,462
-------------------------------------------------------------------------------
Cash at end of period                                     $ 27,955    $  28,702
===============================================================================

    See accompanying Notes to the Unaudited Condensed Consolidated Financial
                                  Statements.

H-Quotient, Inc., and Subsidiary
Notes to the Unaudited Condensed Consolidated Financial Statements

1. Organization - H-Quotient, Inc. (the "Company"), was incorporated in the Commonwealth of Virginia on May 12, 1999 as a wholly-owned subsidiary of Integrated Healthcare Systems, Inc. ("IHS"). On June 14, 1999, IHS executed a downstream merger with HoQuotient, Inc. in which all the issued and outstanding shares of common stock of IHS were exchanged for an equal number of shares of the $.0001 par value common stock of the Company. The Company develops, markets, installs and maintains integrated hardware and software systems to private and public healthcare facilities throughout the United States.

2. Basis of Presentation - The consolidated financial statements of the Company include the accounts of its wholly owned subsidiary, Quotient Capital Corporation. All significant inter-company balances and transactions have been eliminated in consolidation.

The Consolidated Balance Sheets as of June 30, 2002 and 2001, the Consolidated Statement of Operations for the three-month periods ended June 30, 2002 and 2001, and the Consolidated Statement of Cash Flows for the six-month periods ended June 30, 2002 and 2001, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2002 and 2001, and results of operations and cash flows for the six month period ended June 30, 2002 and 2001, and for all periods then ended, have been recorded. All adjustments recorded were of a normal recurring nature.

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

The results of operations for the three-month period ended June 30, 2002, are not necessarily indicative of results anticipated for the full year.

          See accompanying Notes to Consolidated Financial Statements.

Item 2: Management's Discussion and Analysis of the Financial Conditions and the Results of Operations

Results of Operations

Three Months and Six Months Ended June 30, 2002, Compared with Three Months and Six Months Ended June 30, 2001:

Revenues for the three months ended June 30, 2002, decreased to $519,291 compared to $635,661 for the three months ended June 30, 2001. The decrease of $116,370 is a result of investment gains and a broadened revenue base, including a modified I-Link Enterprise, DataQual II and distribution services and the elimination of a money-losing contract.

Expenses

Interest expense for the three months ended June 30, 2002, was $3,952 compared to $3,867 for the three months ended June 30, 2001. The negligible difference is attributed to the continuity of the notes payable.

The unrealized gain on securities for the three months ended June 30, 2002, was $-0- as compared to a loss of $82,922 for the three months ended June 30, 2001. The difference resulted from a lower cost basis in securities acquired during the first quarter of 2002.

Realized gains on the sale of securities were $13,043 for the three months ended June 30, 2002, compared to $7,968 for the three months ended June 30, 2001.

Net profit for the three months ended June 30, 2002, was $422,840 compared to $268,232 for the three months ended June 30, 2001.

Liquidity and Capital Resources

We previously funded our operations and working capital needs through profits and a series of private equity and debt offerings, the exercise of investor warrants, investments and payments received from customers. Now, most of the company's needs are met by profits, investments and receivables.

Working capital at June 30, 2002, was $5,835,157 as compared to $5,197,013 at December 31, 2001.

Cash and cash equivalents at June 30, 2002, were $27,955 as compared to $28,702 on June 30, 2001.

During the six months ended June 30, 2002, we generated $51,159 from investing activities as compared to -0- for the quarter ended June 30, 2001.

During the six months ended June 30, 2002, we used net cash of $51,900 from financing activities as compared to $594,909 for the quarter ended June 30, 2001. This occurred because the company now relies primarily upon income rather than stock sales to finance its operations.

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

          See accompanying Notes to Consolidated Financial Statements.

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

In March, 2002, the Company issued 345,000 two month warrants exercisable as follows: $40,900 in cash and 100,000 H-Quotient, Inc., common stock in exchange for 345,000 shares of H-Quotient, Inc., common stock which are subject to restrictions under Rule 144 of the Securities Act of 1933. 139,100 shares have been exercised.

A former officer, who owes stock to the company, is claiming that he is owed shares covered by an indemnity agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized. Date: August 20, 2002.

H-QUOTIENT, INC.

By: /s/ Douglas A. Cohn
-----------------------
Chairman of the Board, Chief Executive Officer,
President and Chief Financial Officer

CERTIFICATION

I, Douglas Cohn, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of H-Quotient, Inc. on Form 10-QSB for the quarterly period ended June 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly represents in all material respects the financial condition and results of operations of H-Quotient, Inc.

/s/ Douglas A. Cohn
-----------------------------------
(Douglas Cohn, Chairman of the Board, Chief Executive Officer
and Chief Financial Officer)

          See accompanying Notes to Consolidated Financial Statements.