Form 10QSB
period 2002-09-30
H QUOTIENT INC
filed 2002-11-15
CIK 1001781

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20049

                                   FORM 10-QSB

                                   (Mark One)
                                       |X|

                          QUARTERLY REPORT PURSUANT TO
                               SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                          Commission File No. 001-15179

                                H.QUOTIENT, INC.
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

                                             Name of each Exchange on
               Title of each class              which registered
                     None                      OTC Bulletin Board

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the last practicable date: 27,804,483 of its $.0001 par value common stock as of October 31, 2002.

                       H-QUOTIENT, INC., AND SUBSIDIARIES
              FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                      INDEX

PART I: FINANCIAL INFORMATION                                           Page

Item 1: Financial Statements

Consolidated Balance Sheets as of
September 30, 2002 and December 31, 2001                                  3

Consolidated Statements of Operations
For the nine month and three-month periods ended
September 30, 2002 and 2001                                               4

Condensed Consolidated Statements of Cash Flows for the
nine month periods ended September 30, 2002 and 2001                      5

Notes to the Consolidated Financial Statements                            6

Item 2:  Management's Discussion and Analysis of
Financial Condition and Results of Operations                             7

Item 3: Controls and Procedures                                           7

PART II: OTHER INFORMATION

Item 1:  Legal Proceedings                                                8

Item 2:  Changes in Securities                                            8

H-Quotient, Inc. and Subsidiary
Consolidated Balance Sheets

                                                                             September 30,   December 31,
                                                                                 2002            2001
                                                                              (Unaudited)     (Audited)
                                                                             ------------    ------------
Assets
Current assets
     Cash                                                                    $     15,218    $      6,491
     Investment in equity securities                                            2,476,559       2,604,499
     Accounts receivable, less allowance for doubtful
     accounts of $373,088 in 2002 and $200,000  in 2001                         2,245,305         469,385
     Prepaid expenses                                                           2,637,387       2,672,188
                                                                             ------------    ------------
Total current assets                                                            7,374,469       5,752,563

Property and equipment, net                                                       110,136         134,193

Capitalized software, net                                                         168,243         200,790

Deposits                                                                           19,294          14,294
                                                                             ------------    ------------
Total assets                                                                 $  7,672,142    $  6,101,840
                                                                             ------------    ------------
Liabilities and Shareholders' Equity

Current liabilities
     Accounts payable and accrued expenses                                        319,051    $    414,935
     Notes payable                                                                139,141         127,285
     Unearned revenue                                                                  --          13,330
                                                                             ------------    ------------
Total current liabilities                                                         458,192         555,550
                                                                             ------------    ------------
Shareholders' equity
     Preferred stock, 10,000,000 shares authorized,
     100 shares issued and outstanding                                                 --              --
     Common stock, $.0001 par value, 90,000,000 shares
     authorized, 27,536,895 and 27,778,835 shares issued and
     outstanding at September 30, 2002, and December 31, 2001,
     respectively                                                                   2,754           2,779
     Additional paid-in capital                                                14,453,329      14,815,747
     Subscription receivable                                                     (290,131)       (562,480)
     Accumulated deficit                                                       (6,952,002)     (8,709,756)
                                                                             ------------    ------------
Total shareholders' equity                                                      7,213,950       5,546,290
                                                                             ------------    ------------
Total liabilities and shareholders' equity                                   $  7,672,142    $  6,101,840
                                                                             ------------    ------------

          See accompanying Notes to Consolidated Financial Statements.

H-Quotient, Inc. and Subsidiary
Consolidated Statements of Operations (Unaudited)

                                                        Nine Months Ended              Three Months Ended
                                                          September 30                    September 30
                                                      2002            2001            2002            2001
                                                  ------------    ------------    ------------    ------------
Revenues                                          $  1,869,477    $  1,136,149    $  1,121,670    $    226,627
                                                  ------------    ------------    ------------    ------------
Operating expenses                                     211,709         759,231          62,993         213,514
                                                  ------------    ------------    ------------    ------------
Income from operations                               1,657,768         376,918       1,058,677          13,113
                                                  ------------    ------------    ------------    ------------
Other income (expenses)
     Interest expense                                  (11,856)        (21,853)         (4,068)         (3,867)
     Unrealized loss on securities                          --              --              --              --
     Realized gain on sale of securities                86,040         440,079              --         641,564
     Interest income                                    25,802              --           7,651              --

Total other income (expense)                            99,986         418,226           3,583         637,697
                                                  ------------    ------------    ------------    ------------
Income (loss) before provision for income taxes      1,757,754         795,144       1,062,260         650,810

Provision for income taxes                                  --              --              --              --
                                                  ------------    ------------    ------------    ------------
Net income (loss)                                 $  1,757,754    $    795,144    $  1,062,260    $    650,810
                                                  ============    ============    ============    ============
Net income (loss) per common share
     Basic:                                       $        .07    $        .04    $       0.04    $       0.03

     Diluted:                                     $        .07    $        .03    $       0.04    $       0.03

Weighted average common shares
Basic                                               26,370,380      22,075,871      26,540,305      23,399,477
                                                  ============    ============    ============    ============
Diluted                                             26,982,025      23,677,825      27,123,400      25,001,401


                         See accompanying Notes to the
             Unaudited Condensed Consolidated Financial Statements.

H-Quotient, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended September 30, 2002

                                                                2002        2001
Nine Months Ended September 30                              (Unaudited) (Unaudited)
                                                             ---------   ---------
Net cash provided (used) in operating activities             $ (99,103)  $(717,699)
                                                             ---------   ---------
Net cash provided in investing activities                       55,930          --
                                                             ---------   ---------
Net cash (used) by financing activities                         51,900     594,909
                                                             ---------   ---------
Net (decrease) in cash                                           8,727    (122,760)
Cash at beginning of period                                      6,491     151,462
                                                             ---------   ---------
Cash at end of period                                        $  15,218   $  28,672
                                                             =========   =========

                         See accompanying Notes to the
             Unaudited Condensed Consolidated Financial Statements.

H-Quotient, Inc., and Subsidiary

Notes to the Unaudited Condensed Consolidated Financial Statements

1. Organization - H-Quotient, Inc. (the "Company"), was incorporated in the Commonwealth of Virginia on May 12, 1999 as a wholly-owned subsidiary of Integrated Healthcare Systems, Inc. ("IHS"). On June 14, 1999, IHS executed a downstream merger with H-Quotient, Inc., in which all the issued and outstanding shares of common stock of IHS were exchanged for an equal number of shares of the $.0001 par value common stock of the Company. The Company develops, markets, installs and maintains integrated hardware and software systems to private and public healthcare facilities and insurance companies throughout the United States and Canada.

2. Basis of Presentation - The consolidated financial statements of the Company include the accounts of its wholly owned subsidiary, Quotient Capital Corporation. All significant inter-company balances and transactions have been eliminated in consolidation.

The Consolidated Balance Sheets as of September 30, 2002 and 2001, the Consolidated Statement of Operations for the three-month periods ended September 30, 2002 and 2001, and the Consolidated Statement of Cash Flows for the nine-month periods ended September 30, 2002 and 2001, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2002 and 2001, and results of operations and cash flows for the nine-month period ended September 30, 2002 and 2001, and for all periods then ended, have been recorded. All adjustments recorded were of a normal recurring nature.

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

The results of operations for the three-month period ended September 30, 2002, are not necessarily indicative of results anticipated for the full year.

         See accompanying Notes to Consodlidated Financial Statements.

Item 2: Management's Discussion and Analysis of the Financial Conditions and the Results of Operations

Results of Operations

Three Months Ended September 30, 2002, Compared with Three Months Ended September 30, 2001:

Revenues for the three months ended September 30, 2002, increased to $1,121,670 compared to $226,627 for the three months ended September 30, 2001. The increase of $895,043 is a result of a broadened revenue base for the Company's expanded products and services.

Expenses

Interest expense for the three months ended September 30, 2002, was $4,068 compared to $3,867 for the three months ended September 30, 2001. The negligible difference is attributed to the continuity of the notes payable.

The realized gain on the sale of securities was $-0- for the three months ended September 30, 2002, compared to $641,564 for the three months ended September 30, 2001.

Net profit for the three months ended September 30, 2002, was $1,062,260 compared to $650,810 for the three months ended September 30, 2001.

Liquidity and Capital Resources

The company's needs are met by profits and investments.

Working capital at September 30, 2002, was $6,916,277 as compared to $5,197,013 at December 31, 2001.

Cash and cash equivalents at September 30, 2002, were $15,218 as compared to $6,678 on September 30, 2001.

During the nine months ended September 30, 2002, we generated $55,930 from investing activities as compared to -0- for the quarter ended September 30, 2001.

During the nine months ended September 30, 2002, we used net cash of $51,900 from financing activities as compared to $-0- for the nine months ended September 30, 2001. This resulted from the exercise of warrants. The company now relies upon income rather than stock sales to finance its operations.

Item 2: Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

          See accompanying Notes to Consolidated Financial Statements.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

A suit to collect money due from a former customer is ongoing, and a $340,000 reserve has been allocated. However, the Company expects to recover this sum and all other amounts due, though the customer is claiming offsetting and additional amounts from the Company.

Other suits arising in the ordinary course of business are pending against the Company. Management believes the ultimate outcome of these actions will not result in a material adverse effect on its consolidated financial position, results of operations or cash flows.

Item 2:  Changes in Securities

In March 2002, the Company issued 80,000 shares of common stock that are subject to restrictions under Rule 144 of the Securities Act of 1933 in exchange for $24,000.

In February 2002, the Company issued 125,000 shares of common stock that are subject to restrictions under Rule 144 of the Securities Act of 1933 in exchange for 1,000,000 shares of Veridien Corp. common stock.

In March 2002, the Company paid $280,000 for 700,000 shares of H-Quotient, Inc., common stock.

In the three month period ended March 31, 2002, the Company issued 194,376 shares of its common stock to shareholders of record as of July 31, 2000, and August 31, 2000, respectively, who submitted proof of ownership of the Company's common stock as of those dates in accordance with the terms and conditions announced on July 12, 2000, and July 31, 2000 in a stock distribution program.

In January 2002, the Company acquired assets from three entities to enable us to enter the healthcare distribution business. 1,000,000 shares of previously issued stock were pledged as payment.

In March 2002, the Company issued 345,000 two month warrants exercisable as follows: $40,900 in cash and 100,000 H-Quotient, Inc., common stock in exchange for 345,000 shares of H-Quotient, Inc., common stock which are subject to restrictions under Rule 144 of the Securities Act of 1933. 139,100 shares have been exercised.

In July 2002, the Company issued warrants to purchase shares of H-Quotient, Inc., common stock, primarily in lieu of cash compensation for management, that are subject to restrictions under Rule 144 of the Securities Act of 1933. These include: 450,000 one-year warrants exercisable at $.30 each; 500,000 two-year warrants exercisable at $.33 each; 300,000 two-year warrants exercisable at $.39 each; and 1,706,397 warrants to replace existing warrants exercisable at $.30 each. During the last two years, more than 10,000,000 warrants have been eliminated because they expired, were called or executed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized. Date: November 13, 2002.

H-QUOTIENT, INC.


By: /s/ Douglas A. Cohn
----------------------------------------------
Chairman of the Board, Chief Executive Officer,
President and Chief Financial Officer

          See accompanying Notes to Consolidated Financial Statements.

CERTIFICATION

I, Douglas Cohn, Chief Executive Officer of H-Quotient, Inc. certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of H-Quotient, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/s/ Douglas A. Cohn


----------------------------------------------------
(Douglas Cohn, Chairman of the Board,
Chief Executive Officer and Chief Financial Officer)

          See accompanying Notes to Consolidated Financial Statements.

CERTIFICATION PUSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of H-Quotient, Inc., on Form 10-QSB for the quarter ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, the Executive Vice President of Finance and the Chief Executive Officer of the Company, certify, pursuant to and solely for purposes of 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  November 14, 2002

/s/ Douglas A. Cohn


----------------------------------------------------
(Douglas Cohn, Chairman of the Board,
Chief Executive Officer and Chief Financial Officer)

          See accompanying Notes to Consolidated Financial Statements.

                                                 H-Quotient, Inc. and Subsidiary

              Notes to the Unaudited Condensed Consolidated Financial Statements

================================================================================