Form 10KSB
period 2002-12-31
H QUOTIENT INC
filed 2003-05-23
CIK 1001781

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20049

         --------------------------------------------------------------
                                   FORM 10-KSB
         --------------------------------------------------------------
(Mark One)

(X)                  ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
                                       OR
( )
               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the Transition period from ________ to ____________

                          Commission File No. 001-15179

          -------------------------------------------------------------
                                H.QUOTIENT, INC.
             (Exact name of registrant as specified in its charter)
         --------------------------------------------------------------

                     Virginia                             54-1947753
(State or other jurisdiction                           (I.R.S. Employer
of Incorporation or organization)                    Identification Number)

8150 Leesburg Pike, Suite 503                               22182
Vienna, VA                                                (Zip Code)
(Address of principal executive offices)

          Issuer's telephone number, including area code: 703-752-0690 Securities registered under Section 12(b) of the Exchange Act:

Title of each class                            Name of each Exchange on
----------------------                              which registered
None                                              -------------------
                                                   OTC Bulletin Board


         Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock, par value $.0001 per share
                                (Title of Class)
   ---------------------------------------------------------------------------

Check whether the issuer (a) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports). and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

Revenues for its most recent fiscal year were: $2,181,315.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price of such stock, as of March 31, 2003, was $17,438,000 Non-Affiliates have been determined on the basis of holdings set forth under Item 11 of this Annual Report on Form 10-KSB.

At March 31, 2002, a total of shares of 29,557,300 the registrant's common stock (par value, $0001 per share) were outstanding.

Documents incorporated by reference: None
Transitional Small Business Issuer: Yes ( ) No (X)
--------------------------------------------------------------
TABLE OF CONTENTS


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

PART I

Item 1.Description of Business

The Company

H.Quotient, Inc., is a software development company that specializes in designing, creating and marketing cost-effective custom software, information collection and intranet network systems for the healthcare industry. This includes hospitals and other healthcare facilities such as ambulatory care centers, healthcare networks, in-home care agencies, independent practice associations, clinics and extended care facilities (sometimes herein referred to as "extended care facilities"). We supply hospitals and extended care facilities with an electronic information system that provides a single access to records of a patient's care and medical history for the medical facility and its staff. This information includes a compilation and integration of data from all the various departments and many other sources within or outside the hospital or extended care facility and provides a continuing analysis and reporting of each patient's clinical treatments and results. This data can be transmitted over an Internet based Virtual Private Network to a central repository and is readily accessible to the healthcare facilities' medical staff. Our proprietary technology includes: the DataQual(R) software system, the DataQuotient software system with the I-Link(SM) interface engine and the I-Link(SM) Enterprise, a server on the hospital's or extended care facility's network which is connected to a Central Data Repository, LabQuotient, IntelliPhysician, IntelliHeart, and IntelliSight. BloodQuotient is in development. We also provide our customers software maintenance, system designs, consulting, installation, training and support for all of our software products.

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

Our principal products consist of DataQual(R), DataQuotient, the I-Link(SM) interface system and the I-Link(SM) Enterprise software system, which includes a central data repository. DataQual is a software system designed to capture information on quality of care, risk management, costs and other aspects of the management of patients in hospitals. DataQuotient is a software system designed to perform many of the same care oversight functions as our DataQual system in extended care facilities such as nursing homes. DataQual's and DataQuotient's companion product, I-Link(SM), an interface engine, is designed to interconnect and extract data from any and all healthcare facilities information systems in the hospitals or extended care facilities. I-Link(SM) Enterprise is a system of servers installed on the hospital's or other extended care facility's local area network (LAN), which acts as an intelligent data collection system, to extract, cleanse, group and map hospital wide data. This data is then transmitted over an Internet based Virtual Private Network to a Central Data Repository. LabQuotient provides immediate, appropriate tests for specific diagnoses. IntelliPhysician is a web-based medical practice management system for clinics and hospitals that improves patient care, reduces costs and electronically streamlines all medical office functions. IntelliHeart is a web-based system that enhances a physician's ability to follow-up patients suffering from ailments requiring ongoing cardiology care, including the tracking of recall and advisory alerts.

IntelliSight is a web-based ophthalmology application that facilitates the detailed capture of ophthalmology clinical and surgical data including Lasik procedures. BloodQuotient will provide comparative analyses to blood banks. We believe there is a great need in the healthcare industry for products of this type, and we intend to exploit that need.

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

Our Business Strategy

Our long-term strategy is to become a leading provider of software information products and services in the healthcare industry by responding to the increased demand for information and data on quality of care, risk management, costs and other matters concerning the management of hospital/extended care facility patient care by the designing, development, selling and maintenance of software systems which monitor the care of patients. This will empower the hospitals to contain costs, increase efficiency, improve the quality of care and manage risk and management of patients. We intend to market DataQual, DataQuotient, I-Link, LabQuotient, IntelliPhysician, IntelliHeart, IntelliSight, BloodQuotient and other derived systems to hospitals, extended care facilities, ambulatory care centers, healthcare networks, in-home care agencies, independent practice associations and other healthcare clinics.

Our strategy includes the following key elements:
- Continue sales and installation of IntelliPhysician, IntelliHeart, IntelliSight, DataQual with the I-Link interface engine and provide enhancements of those products through additional research and development;
- Begin sales and installations of DataQuotient with the I-Link interface engine to extended care facilities;
- Continue sales and installation of I-Link Enterprise and the Central Data Repository and enhancements of this product through additional research and development;
-    Commence marketing of LabQuotient and BloodQuotient;
- Expanded marketing of these products through direct implementation contracts and joint marketing agreements with additional hospital associations, nursing home associations and others, as well as the expansion of our direct sales efforts focused on individual and groups of hospitals and other types of healthcare facilities;
- Maintenance of our existing client base by providing support, software upgrades and consulting services;
-    Expansion of our operations through strategic mergers and acquisitions.

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

LabQuotient provides immediate, appropriate tests for specific diagnoses.

IntelliPhysician is a web-based medical practice management system for clinics and hospitals that improves patient care, reduces costs and electronically streamlines all medical office functions.

IntelliHeart is a web-based system that enhances a physician's ability to follow-up patients suffering from ailments requiring ongoing cardiology care, including the tracking of recall and advisory alerts.

IntelliSight is a web-based ophthalmology application that facilitates the detailed capture of ophthalmology clinical and surgical data including Lasik procedures.

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

Customers

We have installed the DataQual System in hospitals throughout the nation. Our client base ranges in bed size from 30 to over 1,500 beds. We market our products and services to substantially all hospitals, regardless of specialties, and all extended care facilities. We believe that the DataQual and DataQuotient, IntelliPhysician, IntelliHeart, IntelliSight Systems, including the I-Link interface engine and the I-Link Enterprise system, including the Central Data Repository, provides the flexibility required for installation in most hospitals and extended care facilities. We further believe that increasing portions of our sales of DataQual are likely to be made in hospitals with 400 beds or less and to hospital networks in both urban and rural areas. Our hospital customers include medical teaching centers, government hospitals and large hospital groups. We also believe, from our research, that the extended care marketplace is very underserved in quality of care systems and will provide increasing portions of our overall system sales.

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

DataQual, DataQuotient, I-Link, I-Link Enterprise, IntelliPhysician, IntelliHeart, and IntelliSight are generally are sold pursuant to software license agreements, which, in most cases, grant customers a nonexclusive, nontransferable license to use our products at a specified site and contains terms and conditions prohibiting the unauthorized reproduction or transfer of our products.

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

Number of Employees/Contractors

As of March 31, 2003, we have 16 full and part-time time employees/contractors:

Department                              Number of Employees/Contractors
--------------                          ---------------------------------
Sales and Marketing                                       3
Operations and Product Development                        9
Administration                                            4

We have recruited seasoned technical administrators and engineers with considerable experience in business and the software industry. Douglas A. Cohn, our Chairman, President and Chief Executive Officer joined our Company in November 1999. Director of Operations Laurence T. Burden joined the company in March 2002.

Certain Factors That May Affect Future Results, Financial Condition And The Market Price of Securities

COMPANY IN INITIAL STAGES

While we have been in existence for over seven years, we only entered the production stage in 1999 for DataQual with and the interface engine and I-Link Enterprise with its Central Data Reporting. To continue to grow and remain profitable we must promptly complete the upgrade installations of DataQual in the presently licensed locations while continually adding new licensees; through the assistance of our marketing partners, sell and install new DataQual Systems; complete, sell and install new DataQuotient Systems, complete the installation of I-Link Enterprise for the Alabama Hospital Association.

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

WE HAVE AN ACCUMULATED DEFICIT

We have incurred substantial losses since inception. As of December 31, 2002, we had an accumulated deficit of approximately $ 5 million. Before 1999, we experienced significant losses in connection with the development and marketing of our new products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

WE NEED TO GENERATE ENOUGH CASH FROM
OPERATIONS TO FUND OUR GROWTH PLANS

For the years ended December 31, 1999, 2000, 2001 and 2002, we made profits from operations and investments. To fund our operations, we require a continuation of this operating trend or additional financing or a substantial increase in the number of contract awards to generate additional operating revenue. There can be no assurance, however, that our liquidity goals will be reached in the immediate future, if ever.

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


WE HAVE NOT PAID, BUT MAY PAY, DIVIDENDS

We have not paid cash dividends on our common stock, but may pay dividends in the future. It is the present policy of the Board of Directors to retain all earnings to reinvest in the Company. See "Dividends."

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

RISKS OF OUR BUSINESS DEPENDENCE ON LIMITED NUMBER
PRODUCTS--NEED FOR NEW TECHNOLOGY

Our business is almost exclusively dependent at this time on three products, the DataQual System, with its I-Link interface engine and I-Link Enterprise, with its Central Data Repository, and DataQuotient. In evaluating the DataQual, I-Link Enterprise and DataQuotient systems, investors and shareholders should also be aware that we have a registered copyright on the DataQual System and a registered service market on I-Link. LabQuotient is copyrighted, and and BloodQuotient is in development.

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

ITEM 2.  Description of Properties

At present, we lease 2,389 square feet of office space located at 8150 Leesburg Pike, Suite 503, Vienna, Virginia 22182. These premises should suffice for our administrative offices for the foreseeable future.

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

During 2001, 2002 and the first quarter of 2003, our high and low prices were is follows:

                                              HIGH            LOW
                                            -------         -------

2001
------
1/st/ Quarter                                1.88             .38
2/nd/ Quarter                                 .62             .28
3/rd/ Quarter                                 .36             .19
4/th/ Quarter                                 .42             .16

2002
------
1/st/ Quarter                                 .39             .19
2/nd/ Quarter                                 .77             .29
3/rd/ Quarter                                 .84             .32
4/th/ Quarter                                1.55             .74

2003
------
1/st/ Quarter                               1.37              .27

On May 16, 2002, the closing prices of our Common Stock were $0.63 bid and $0.64 asked, as quoted on the NASDAQ OTC Bulletin Board. The Articles of Incorporation authorize the issuance of 100,000,000 shares consisting of 90,000,000 shares of Common stock and 10,000,000 shares of Series Preferred Stock. The Common Stock has a par value of $0.0001 per share and the series Preferred Stock shall have such par value, as the Board of Directors shall determine. No Preferred Stock shares have been issued. At the time of the merger, effective June 14, 1999, the certificate of incorporation of the predecessor corporation, Integrated Healthcare Systems, Inc., formed in March of 1993 authorized the issuance of 50,000,000 shares of common stock having a par value of $0.0001 per share. There are approximately 1,571 holders of record of our Common Stock as of March 24, 2003, which figure does not take into consideration those shareholders whose shares are held in the name of broker-dealers.

Common Stock Issued in 2002

From January through March 2002, the Company issued shares of common stock that are subject to restrictions under Rule 144 of the Securities Act of 1933 as follows: 80,000 shares in a warrant exercise at $.30 per share for $24,000, 125,000 shares in exchange for 1,000,000 shares of Veridien Corp. common stock., 150,000 shares for contract labor. The Company purchased 700,000 shares for $280,000.

 From April through June 2002, the Company issued shares of common stock that are subject to restrictions under Rule 144 of the Securities Act of 1933 as follows: 40,779 shares for employee purchases at various prices, 100,000 shares at $.15 per share for $15,000 to a medical consultant, and 139,100 shares in a warrant exercise at $.25 per share for $34,775.
 From July through September 2002, the Company did not issue any shares other than as described below for stock distributions.

 From October through December 2002, the Company issued shares of common stock that are subject to restrictions under Rule 144 of the Securities Act of 1933 as follows: 50,000 shares in a warrant exercise at $.25 per share for $21,500, 43,000 shares at $.58 per share in exchange for credit on a payable of $24,942, and 54,000 shares in a warrant exercise at $.39 per share for $21,060. The Company purchased 65,307 shares for 10,000 Rule 144 shares in resolution of a dispute.

 During 2002, the Company issued 997,511 shares of its common stock to shareholders of record as of July 31, 2000, and August 31, 2000, respectively, who submitted proof of ownership of the Company's common stock as of those dates in accordance with the terms and conditions announced on July 12, 2000, and July 31, 2000 in a stock distribution program.

Warrants and Options Issued in 2002

In March 2002, the Company issued 345,000 two month warrants exercisable as follows: $40,900 in cash and 100,000 H-Quotient, Inc., common stock in exchange for 345,000 shares of H-Quotient, Inc., common stock which are subject to restrictions under Rule 144 of the Securities Act of 1933. 189,100 shares were exercised.

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

In September 2002, the Company issued 10,000 warrants exercisable by September 25, 2003, at $.68 per share of H-Quotient, Inc., common stock which subject to restrictions under Rule 144 of the Securities Act of 1933. In December 2002, the Company issued 290,000 warrants of H-Quotient, Inc., common stock which subject to restrictions under Rule 144 of the Securities Act of 1933exercisable monthly through 2003 at prices ranging from $.90 to $1.23 per share in conjunction with an acquisition.

Dividend

We have not paid any cash dividends on our Common Stock. Our Board of Directors, but we may issue dividends in the future. At present we expect to re-invest all profits in the business for additional working capital for continuity and growth. Our Board of Directors, upon considering the conditions then existing, including our earnings, financial condition, capital requirements, and other factors will determine the declaration and payment of dividends in the future.

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

Year  Ended  December  31,  2002, Compared With the Year Ended December 31, 2001

Revenues for the year ended December 31, 2002, were $2,181,315 compared to $746,462 for the year ended December 31, 2001. The increase is attributable to improved sales.

Expenses for the year ended December 31, 2002, increased to $1,199,901 from $1,191,148 for the year ended December 31, 2001. The increase resulted from an increase in research and development expenses.

Interest expense for the year ended December 31, 2002, was $26,975, as compared to $45,957 for the year ended December 31, 2001. This resulted from retirement of notes.

Other income for the year ended December 31, 2002, was ($281,062) compared to $1,169,939 for the year ended December 31, 2001. The difference resulted from the markdown of securities in 2002 and the sale of a subsidiary in 2001.

Net Income exclusive of other income for the year ended December 31, 2002, and the year ended December 31, 2001, were $981,414 and ($444,686), respectively, and net income exclusive of subsidiary sale and unrealized securities gains and losses for the year ended December 31, 2002, and the year ended December 31, 2001, were $1,065,717 and $611,229 respectively, which were $.04 per share and $.02 per share respectively.

Liquidity  and  Capital  Resources

We have funded our operations and working capital needs through profits and a series of private equity and debt offerings, the exercise of investor warrants, investments and payments received from customers.

Working capital at December 31, 2002, was $4,930,688 as compared to $3,889,710 at December 31, 2001, an improvement of $1,040,978.

Cash and cash equivalents at December 31, 2002, were $11,503 compared to $6,491, on December 31, 2001. This resulted from the timing of receivable collections. Receivables at December 31, 2002, were $2,157,688 as compared to $469,385 at December 31, 2001.

During the year ended December 31, 2002, we generated -0- from investing activities as compared to $1,087,164 for the year ended December 31, 2001. The decrease was due to a decline in portfolio value.

During the year ended December 31, 2002, we used net cash of $74,612 from financing activities as compared to generating $464,145 for the year ended December 31, 2001. This was due to improved earnings.

Plan  of  Operation  and  Financial  Condition

Payment  terms  are  defined  in  contracts  and  will  vary.

We had, at December 31, 2002, working capital of $4,930,688. We believe that cash generated from operations will be totally sufficient to fund our current operations. We anticipate that it will be likely that we will continue to raise additional funds through the exercise of outstanding warrants. Management believes that our current operational plans for the next 12 months will not be curtailed or delayed because of the lack of sufficient financing. If additional financing is required, there can be no assurances that we will be able to obtain such additional financing, on terms acceptable to us and at the times required by us, or at all.

The major capital expenditures we may incur are for personnel and equipment to expand and enhance sales, software development and customer support, as well as associated office support staff.

 ITEM 7. Financial Statements

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on Page F-1.

PART III

ITEM 9. Directors, Executive Officers Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors & Officers

The Following table set forth the names, ages and positions with the Company of each of the directors and officers of the Company.

Name                       Age              Positions                                   Since
-------                   -----            -----------                                 -------

Douglas A. Cohn            57               Chairman, Director and                      1999
                                            Chief Executive Officer
                                            and President

J. Brian Copley            56               Secretary and Director                      2000

Jack Anderson              80               Treasurer and Director                      2000


All executive officers are elected by the Board of Directors and hold office until the next Annual Meeting of Shareholders and until their successors are elected and qualify.

The following is information on the business experience of each director and officer.

Douglas A. Cohn

Douglas A. Cohn has been Chairman of the Board and Chief Executive Officer of this Company since October 1999 and President since October 2000. Mr. Cohn is Jack Anderson's writing partner in the nationally syndicated column Jack Anderson & Douglas Cohn's Washington Merry-Go-Round. He has been in the writing/publishing business since 1985. He is the author of "Jackson's Valley Campaign with Maps from West Point Atlas of American Wars". Mr. Cohn, a 1968 graduate of the U.S. Military Academy at West Point, N.Y., volunteered for service in Vietnam, where he was wounded. Retired from the service as a result of those wounds, he was awarded the Silver Star (twice), the Purple Heart, the Vietnamese Cross of Gallantry and other medals. He is a syndicated writer and speechwriter and has appeared numerous times on national television and radio shows.

Jack Anderson

Jack Anderson has been a director of the Company since April 2000 and Treasurer since October 2000. Mr. Anderson won a Pulitzer Prize in 1973. "When Ronald Reagan sought to discover the most trusted and most widely-read journalist in the United States, his private pollster, Richard Wirthlin, ran a national survey and concluded that Jack Anderson was that writer." - Advertising Age, Dec. 6, 1982. Mr. Anderson's fledling newspaper career was interrupted by World War II, during which he served with Chinese guerrillas and the Merchant Marine. Following the war, he joined the Washington, D.C., staff of Drew Pearson, the influential radio broadcaster and columnist. Eventually, he took over the column (which he and Douglas Cohn continue to this day)and succeeded in exposing the Mafia, Sen. Joseph McCarthy, misdeeds of President Richard Nixon (Pulitzer Prize), the ITT- Dita Beard Scandal and CIA plots. He founded the Utah State University School of the Future, and with industrialist J. Peter Grace (of Grace Commission fame), he formed Citizens Against Government Waste. He appeared on Good Morning America for nine years. Currently, he is the Washington editor of Parade Magazine, and continues his syndicated column.

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

ITEM 10. Executive Compensation.

The following table sets forth information concerning the compensation paid during the Company's fiscal years ended December 31, 2002, 2001, 2000, 1999, and 1998 to the Company's Chief Executive Officer and all other executive officers whose base salaries during the year were in excess of $100,000 (collectively, "Named Executive Officers").

Summary Compensation Table

Name and Principal Position         Year    Annual Compensation        Long-Term Compensation
                                                                       Shares Underlying
                                                                       Warrants


Douglas A. Cohn
Chairman, CEO and President         2002             -0-               -0-
                                    2001             -0-               -0-
                                    2000             -0-               750,000
                                    1999             -0-               -0-

Employment Agreements

None of the Company's executive officers have existing employment agreements. Any previous employment agreements between the Company and its executive officers have either lapsed or have been rescinded, and no new agreements have been executed.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2002, certain information with respect to the beneficial ownership of shares of Common Stock of: (i) each person who is known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock, (ii) each Director of the Company and Named Executive Officer, and (iii) all directors and executive officers of the Company as a group. As of March 31, 2003, the Company had 29,557,300 shares of Common Stock outstanding

                                             Beneficially       Percent
Name and Address of Beneficial Owner           Owned (1)        of Class
------------------------------------           ---------        --------
Internet Guide Inc. (1).........................5,427,825       18.3%
Douglas A. Cohn (2).............................1,050,682        3.6%
Jack Anderson.................................... 100,000        0.3%
J. Brian Copley.................................. 628,800        2.1%
         All Directors and Officers as a group. 1,779,482        6.0%
         Total............................      5,935,639       24.3%


Shares of the Company's Common Stock which any person or entity set forth in this table has a right to acquire, pursuant to the exercise of options or warrants, are deemed to be outstanding for the purpose of computing the percentage ownership of such person or entity, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person or entity. (1) Number of shares Beneficially Owned includes: 356,397 shares issuable upon exercise of warrants exercisable until November 21, 2003, at a price of $1.00, 250,000 shares issuable upon exercise of warrants exercisable until August 31, 2003, at a price of $1.00 and 250,000 shares issuable upon exercise of warrants exercisable until August 31, 2003, at a price of $2.00 all held by such entity. This does not include warrants to purchase 750,000 shares of common stock owned by Douglas A. Cohn, the Chairman and Chief Executive Officer of the Company and of Internet Guide, Inc., in his individual capacity. Mr. Cohn disclaims beneficial ownership of the shares of the Company common stock and warrants held by Internet Guide, Inc., except to the extent of his pecuniary interest therein. (2) Number of shares Beneficially Owned includes 750,000 shares issuable upon exercise of warrants exercisable until November 30, 2003, at a price of $1.00 each held by Mr. Cohn. This does not include warrants to purchase 856,397 shares of common stock owned by Internet Guide, Inc. and Mr. Cohn disclaims beneficial ownership thereof except to the extent of his pecuniary interest therein, if any.

ITEM 12. Certain Relationships and Related Transactions

Many of the transactions during the last two years between the Company and any of its officers, directors, principal stockholders or their affiliates are the issuance of common stock to certain of the Company's officers described in the Registration Statement on Form 10-SB incorporated by reference at "Recent Sales of Unregistered Securities", described at page 54, the issuance of warrants to certain of the Company's officers, described in "Executive Compensation" at page 45, the issuance of warrants to a certain director of the Company described in "Executive Compensation" at page thereof.

                                               HOQUOTIENT, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


--------------------------------------------------------------------------------


                                                                PAGE


INDEPENDENT AUDITOR'S REPORT                                       F-2

FINANCIAL STATEMENTS

   Consolidated Balance Sheets                               F-3 - F-4

   Consolidated Statements of Income                               F-5

   Consolidated Statements of Shareholders' Equity                 F-6

   Consolidated Statements of Cash Flows                           F-7

   Notes to Consolidated Financial Statements                F-8 - F19

INDEPENDENT AUDITOR'S REPORT



Board of Directors
HOQUOTIENT, INC. AND SUBSIDIARIES
McLean, Virginia


We have audited the accompanying Consolidated Balance Sheets of HOQUOTIENT, INC. AND SUBSIDIARIES (the "Company") as of December 31, 2002 and 2001, and the related Consolidated Statements of Operations, Shareholders' Equity and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of HOQUOTIENT, INC. AND SUBSIDIARIES as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Certain errors resulting in an overstatement of revenue, an understatement of operating expenses and an understatement of other income were discovered by management. Accordingly, the 2001 financial statements have been restated to correct for these errors.

/s/ Aronson & Company

Rockville, Maryland
May 21, 2003


                                                                                                       H-QUOTIENT, INC.

                                                                                           CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------------


                                                                                                         (Restated)
December 31,                                                                               2002             2001
-----------------------------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
Cash                                                                                         $ 11,503          $ 6,491
Investment in marketable securities                                                           486,540          887,361
Note receivable                                                                               139,869          510,095
Accounts receivable, less allowance for doubtful accounts of
$509,037 and $200,000 in 2002 and 2001, respectively                                        2,157,688          469,385
Prepaid expenses                                                                            2,629,000        2,672,188
-----------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                        5,424,600        4,545,520
-----------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, NET                                                                    51,024          134,193

CAPITALIZED SOFTWARE, NET                                                                      82,171          200,790

INVESTMENT                                                                                  1,717,138        1,717,138

OTHER ASSETS                                                                                   14,878           14,294
-----------------------------------------------------------------------------------------------------------------------

TOTAL OTHER ASSETS                                                                          1,865,211        2,066,415
-----------------------------------------------------------------------------------------------------------------------


TOTAL ASSETS                                                                              $ 7,289,811      $ 6,611,935
-----------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.



                                                                                                     H-QUOTIENT, INC.

                                                                                          CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------------------------



                                                                                                           (Restated)
                                                                                       2002                   2001
----------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                                                      $ 430,447        $ 515,195
Notes payable                                                                                 62,475          127,285
Unearned revenue                                                                                 990           13,330
----------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                                    493,912          655,810
----------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Preferred stock, 10,000,000 shares authorized, 100 shares issued
and outstanding                                                                                    -                -
Common stock, $.0001 par value, 90,000,000 shares authorized,
28,588,454 and 27,778,835 shares issued and outstanding at
December 31, 2002 and 2001, respectively                                                       2,859            2,779
Additional paid-in capital                                                                14,841,065       14,701,723
Subscription receivable                                                                      (52,385)        (562,480)
Accumulated deficit                                                                       (7,995,640)      (8,185,897)
----------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY                                                                       6,795,899        5,956,125
----------------------------------------------------------------------------------------------------------------------



TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $ 7,289,811      $ 6,611,935
----------------------------------------------------------------------------------------------------------------------


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.



                                                                                                      H-QUOTIENT, INC.

                                                                                    CONSOLIDATED STATEMENTS OF INCOME
-----------------------------------------------------------------------------------------------------------------------


                                                                                                         (Restated)
Years Ended December 31,                                                                   2002             2001
-----------------------------------------------------------------------------------------------------------------------
REVENUES
Licensing revenues                                                                          $ 919,340        $       -
Maintenance and service income                                                              1,261,975          746,462
-----------------------------------------------------------------------------------------------------------------------
   TOTAL REVENUES                                                                           2,181,315          746,462
-----------------------------------------------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                                                                    1,199,901        1,191,148
-----------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS                                                                 981,414         (444,686)
-----------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSES)
Interest expense                                                                              (26,975)         (45,957)
Unrealized (loss) gain on securities                                                         (365,365)         114,024
Realized (loss) gain on securities                                                            (35,456)         153,323
Gain on sale of subsidiary                                                                          -          393,157
Other                                                                                         146,734          555,392
-----------------------------------------------------------------------------------------------------------------------

TOTAL OTHER INCOME (EXPENSES)                                                                (281,062)       1,169,939
-----------------------------------------------------------------------------------------------------------------------


NET INCOME BEFORE PROVISION FOR INCOME TAXES                                                  700,352          725,253

PROVISION FOR INCOME TAXES                                                                          -                -
-----------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                                    700,352          725,253
-----------------------------------------------------------------------------------------------------------------------

NET INCOME PER COMMON SHARE
Basic                                                                                          $ 0.02           $ 0.03
Diluted                                                                                        $ 0.02           $ 0.03
Exclusive of unrealized gain (loss) on securities                                              $ 0.04           $ 0.02
WEIGHTED AVERAGE COMMON SHARES
Basic                                                                                      28,090,664       24,582,298
Diluted                                                                                    28,925,136       25,086,913




The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.


                                                                                                             H-QUOTIENT, INC.

                                                                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------

December 31, 2002 and 2001
------------------------------------------------------------------------------------------------------------------------------

                                                                                                                     Total
                                              Common Stock            Additional                                 Shareholders'
                                       -----------------------------    Paid-in      Accumulated   Subscription     Equity
                                         Shares         Amount         Capital        Deficit      Receivable     (Deficit)
                                       ----------------------------------------------------------------------------------------

DECEMBER 31, 2000                        19,810,544        $ 1,982    $ 13,652,448  $ (9,473,630)           $ -   $ 4,180,800

ISSUANCE OF COMMON STOCK FOR:
Cash                                      2,579,869            258         799,111             -              -       799,369
Services/expenses                         1,770,000            177         235,750             -              -       235,927
Two, one-for-seven distributions          2,506,387            251            (251)            -              -             -

WARRANTS EXERCISED FOR:
Cash                                         22,162              2          14,774             -              -        14,776
Other                                     1,089,873            109            (109)            -              -             -

Subscription receivable                           -              -               -       562,480       (562,480)            -

NET INCOME FOR 2001                               -              -               -       725,253              -       725,253
------------------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 2001                        27,778,835        $ 2,779    $ 14,701,723  $ (8,185,897)    $ (562,480)  $ 5,956,125

ISSUANCE OF COMMON STOCK FOR:
Cash                                        592,907             59         254,049             -              -       254,108
Services/expenses                           143,000             14          39,838             -              -        39,852
Securities                                  125,000             13          28,487             -              -        28,500

WARRANTS EXERCISED FOR:
Cash                                        150,000             15          32,985             -              -        33,000
Other                                       564,019             56          78,906             -              -        78,962

Forgiveness of note receivable             (700,000)           (70)       (284,930)            -              -      (285,000)

Repurchased securities                      (65,307)            (7)         (9,993)            -              -       (10,000)

Payment of Subscription
    receivable                                    -              -               -      (510,095)       510,095             -

NET INCOME FOR 2002                               -              -               -       700,352              -       700,352
------------------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 2002                        28,588,454        $ 2,859    $ 14,841,065  $ (7,995,640)     $ (52,385)  $ 6,795,899
------------------------------------------------------------------------------------------------------------------------------


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.


                                                                                                      H-QUOTIENT, INC.

                                                                                                      STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------


                                                                                                         (Restated)
Years Ended December 31,                                                                   2002             2001
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                                 $ 700,352        $ 725,253
 ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED
 BY OPERATING ACTIVITIES
   Depreciation                                                                                83,169           92,165
   Amortization                                                                               118,619          115,315
   Bad debt expense                                                                           295,574                -
   Realized loss (gain) on securities                                                          35,456         (153,323)
   Unrealized loss (gain) on securities                                                       365,365         (114,023)
   CHANGES IN ASSETS AND LIABILITIES
    Accounts receivable                                                                    (1,983,877)        (304,473)
    Due from affiliates                                                                             -           24,236
    Costs and estimated earnings in excess of billings                                              -          518,977
    Prepaid expenses                                                                          413,414       (1,266,047)
    Deposits and other                                                                           (584)               -
    Accounts payable and accrued expenses                                                     (84,748)        (839,663)
    Due to affiliates                                                                               -          (50,077)
    Deferred revenue                                                                          (12,340)        (444,620)
-----------------------------------------------------------------------------------------------------------------------

NET CASH USED BY OPERATING ACTIVITIES                                                         (69,600)      (1,696,280)
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of equity securities                                                     34,743          360,164
  Purchases of equity securities                                                              (34,743)               -
  Additions to property and equipment                                                               -          (20,000)
  Proceeds from note receivable                                                                     -          747,000
-----------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                                           -        1,087,164
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                                                          139,422          814,145
  Repayments on notes payable                                                                 (64,810)        (350,000)
-----------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                      74,612          464,145
-----------------------------------------------------------------------------------------------------------------------

NET CHANGE IN CASH                                                                              5,012         (144,971)

CASH AT BEGINNING OF YEAR                                                                       6,491          151,462
-----------------------------------------------------------------------------------------------------------------------

CASH AT END OF YEAR                                                                          $ 11,503          $ 6,491
-----------------------------------------------------------------------------------------------------------------------



The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.


                                      H-QUOTIENT, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


1.   ORGANIZATION  AND SIGNIFICANT ACCOUNTING POLICIES

                    ORGANIZATION - HoQuotient, Inc. (the "Company"), was incorporated in the Commonwealth of Virginia on Integrated Healthcare Systems, Inc. ("IHS"). On June 14, May 12, 1999 as a wholly-owned subsidiary of 1999, IHS executed a downstream merger with HoQuotient, Inc. in which all the issued and outstanding shares of common stock of IHS were exchanged for an equal number of shares of the $.0001 par value common stock of the Company. The Company sold HIS on December 28, 2000. The Company develops, markets, installs and maintains integrated hardware and software systems to private and public healthcare facilities throughout the United States.

                    BASIS OF PRESENTATION - The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries, Dataqual Group, Inc (sold June 30, 2001) and Quotient Capital Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

                    USE OF ESTIMATES - The preparation of consolidated financial statements in conformity with accounting principles general accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the associated amounts of revenues and expenses during the period reported. Actual results could differ from the estimates.

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

                                      H-QUOTIENT, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.   ORGANIZATION  AND SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

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

                           From time to time cash may exceed federally insured limits. Management does not believe that this results in any significant credit risk.

                           FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company considers the recorded value of its financial assets and liabilities, consisting principally of contracts receivable, investments in securities, asset recovery credits, accounts payable, accrued expenses, and debt to approximate the fair value of the respective assets and liabilities at December 31, 2002 and 2001.

                           PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation of property and equipment is determined using the straight-line method over an estimated useful life of three years.

                           CAPITALIZED   SOFTWARE   COSTS  -  The   Company  has
                           capitalized software development costs incurred subsequent to the internal release of the product for acceptance testing. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding four years, based on the economic life of the product. Capitalized software costs consist of the following:


                                                                                          2002             2001
                                                                                     ----------------- ----------------

                           Capitalized software                                     $       474,474   $       474,474
                           Accumulated amortization                                        (392,303)         (273,684)
                           -------------------------------------------------------- ----------------- ----------------

                           NET                                                      $        82,171   $       200,790
                           -------------------------------------------------------- ----------------- ----------------

                           Amortization expense for the years ended December 31,
                           2002  and  2001  totaled   $118,619   and   $115,315,
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

                                      H-QUOTIENT, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                         INCOME TAXES - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax return effects of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses and tax credits that are available to offset future taxable income. The Company evaluates the likelihood of realization of deferred tax assets and provides an allowance where, in management's opinion, it is more likely than not that the asset will not be realized. NET INCOME (PER SHARE) - Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per share include the dilutive effect of warrants and contingent shares.

                         NEW ACCOUNTING STANDARDS NOT YET ADOPTED - Statement of Financial Accounting Standards No. 145, Recession of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections. The portion of this Statement applicable to FASB Statement No. 4, applies to fiscal years beginning after May 15, 2002. The other elements of the Statement became applicable during 2002. The portion of the Statement applicable to Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, has the effect of changing the accounting for gains and losses from debt extinguishments from extraordinary to operating.

                         Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement nullifies Emerging Issues Task Force Issue No. 94-3, which required the recognition of a liability for an exit cost at the date an entity made a commitment to an exit plan. SFAS No. 146 concludes that mere commitment to a plan, by itself, does not create an obligation to others that meets the definition of a liability. This Statement describes the costs to exit an activity and when a liability for those costs should be recognized. This Statement is applicable to exit or disposal activities initiated after December 31, 2002.

                         FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This Interpretation supersedes FASB Interpretation No. 34 and requires a guarantor to recognize a liability for a non-contingent guarantee based upon the fair value of the guarantee. The Interpretation requires specific disclosures for guarantees, including product warranties, and indirect guarantees. This Interpretation is applicable to guarantees issued or modified after December 31, 2002.

                                      H-QUOTIENT, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                    While the Company has not yet adopted the above new accounting standards, management does not believe that they will have a significant impact on the Company's financial position or results of operations upon adoption.

                    RECLASSIFICATIONS   -  Certain   2001   amounts   have  been
                    reclassified to conform to the 2002 presentation.

2.   INVESTMENTS  IN  SECURITIES

                    The Company's investments in securities consists of marketable securities that the Company has classified as trading securities and common stock in a closely held Company that is a shareholder of the Company and is reported at cost.

                    The trading securities consist of 16,218,042 and 17,399,251 shares of Veridien Corporation as of December 31, 2002 and 2001, respectively, that had a fair value of $486,540 and $887,361, respectively.

3. NOTE RECEIVABLE

                    The note receivable consists of amounts due from the sale of rights to sell a company software system that was sold to a former officer of the Company. The note is due as of December 31, 2002.

4. PREPAID EXPENSES

                    Prepaid expenses at December 31, 2002 and 2001 include $2,629,000 of Asset Recovery Credits from SGD International Corp. acquired from Veridien Corporation. The credits represent amounts that the Company expects to use in the fulfillment of future sales contracts and for magazine advertising.

                                      H-QUOTIENT, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


5. PROPERTY AND            Property and equipment consists of the following:
   EQUIPMENT                                                                              2002             2001
                                                                                     ----------------- ----------------

                           Office and computer equipment                            $       339,259   $       339,225
                           Furniture and fixtures                                            77,804            77,804
                           -------------------------------------------------------- ----------------- ----------------
                                                                                            417,063           417,029
                           Less: accumulated depreciation                                  (366,039)         (282,836)
                           -------------------------------------------------------- ----------------- ----------------

                                                                                    $        51,024   $       134,193
                           -------------------------------------------------------- ----------------- ----------------

                           Depreciation expense of property and equipment was $83,169 and $92,165 for the years ended December 31, 2002 and 2001, respectively.

6. SHORT-TERM              Short-term debt consists of the following:
   DEBT                                                                                   2001             2000
                                                                                     ----------------- ----------------

                           Legal settlement with a law firm with interest at 9%.
                              The   Company  is  in  default  of  the  terms  of
                              settlement  of this  obligation.  The law firm has
                              taken no action to collect on this obligation.        $        62,475   $        62,475

                           Unsecured promissory notes payable with interest at
                              15%.                                                               -             64,810
                           -------------------------------------------------------- ----------------- ----------------

                                                                                    $        62,475   $       477,285
                           -------------------------------------------------------- ----------------- ----------------


7.   COMMITMENTS AND LEASE CONTINGENCIES


                    COMMITMENTS - The Company entered into a sixty-month lease agreement for office space beginning July 1, 2002. The lease requires monthly payments of $4,878 plus a pro rata share of taxes and operating costs. The lease calls for a fixed escalation of 3% per annum. The Company received a rent abatement for the first three months of the lease. Future minimum lease payments as of December 31, 2000 under this lease are as follows:

                           Year Ending
                           December 31                 Amount
                           ---------------------- -----------------

                                2003              $        59,408
                                2004                       61,191
                                2005                       63,026
                                2006                       64,917
                                2007                       32,938
                           ---------------------- -----------------

                           TOTAL                  $       282,480
                           ---------------------- -----------------

                                      H-QUOTIENT, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

7. COMMITMENTS AND CONTINGENCIES (CONTINUED)

                    Rent expense under all operating leases was $55,377 and $43,948 for the years ended December 31, 2002 and 2001, respectively.

                    LITIGATION - On January 10, 1997, the Internal Revenue Service ("IRS") filed in the Circuit Court for the County of Fairfax, Virginia a Notice of Federal Tax Lien in the amount of $386,234 against Integrated Systems Technology, Inc. ("IST"), formerly a wholly owned subsidiary of the Company for employment withholding tax liabilities. It is the opinion of counsel that there is no "alter ego" liability on the part of the Company. Since the filing of the Notice the IRS has not made any effort to enforce it against the Company. Management removed the liability during the year ended December 31, 2001 and the $386,000 is included as a reduction of expenses.

                    A suit with a former customer is ongoing, and a $340,000 reserve has been provided for this item. The Company, however, expects to recover this sum and all other amounts due.

                    Other suits arising in the ordinary course of business are pending against the Company. Management believes the ultimate outcome of these actions will not result in a material adverse effect on its consolidated financial position.

8.    SHAREHOLDERS' EQUITY

                    From January through March 2002, the Company issued shares of common stock that are subject to restrictions under Rule 144 of the Securities Act of 1933 as follows: 80,000 shares in a warrant exercised at $.30 per share for $24,000, 125,000 shares in exchange for 1,000,000 shares of Veridien Corp. common stock, 150,000 shares for contract labor. The Company purchased 700,000 shares for $280,000.

                    From April through June 2002, the Company issued shares of common stock that are subject to restrictions under Rule 144 of the Securities Act of 1933 as follows: 40,779 shares for employee purchases at various prices, 100,000 shares at $.15 per share for $15,000 to a medical consultant, and 139,100 shares in a warrant exercised at $.25 per share for $34,775.

                    From July through  September 2002, the Company did not issue
                    any  shares  other  than  as   described   below  for  stock
                    distributions.

                                      H-QUOTIENT, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

8.   SHAREHOLDERS'  EQUITY  (CONTINUED)

                    From October through December 2002, the Company issued shares of common stock that are subject to restrictions under Rule 144 of the Securities Act of 1933 as follows:
                    50,000 shares in a warrant exercise at $.25 per share for $21,500, 43,000 shares at $.58 per share in exchange for credit on a payable of $24,942, a total of 552,128 shares at various prices for $225,563, 20,000 shares in warrant exercised for $4,000, a total of 370,919 shares in warrants exercised in exchange for consideration of $23,071 and 54,000 shares in a warrant exercised at $.39 per share for $21,060. The Company purchased 65,307 shares for $10,000 Rule 144 shares in resolution of a dispute.

                    During 2002, the Company issued 552,128 shares of its common stock to shareholders of record as of July 31, 2000, and August 31, 2000, respectively, who submitted proof of ownership of the Company's common stock as of those dates in accordance with the terms and conditions announced on July 12, 2000, and July 31, 2000 in a stock distribution program.

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

                                      H-QUOTIENT, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

8.   SHAREHOLDERS'  EQUITY  (CONTINUED)

                    From April through June 2001, we issued 2,283,600 shares of our common stock, all of which is restricted under Rule 144 of the Securities Act of 1933 as follows: 350,000 shares at $.205 per share to various individuals for services valued at $71,750; 500,000 shares at $.327 per share in exchange for $150,000 of SGD Commercial trade credits and 90,000 shares of ROSS Corporation common stock; 1,110,000 shares to the holder of options for 1,110,000 shares of our common stock at $.35 in exchange for $388,500 of SGD Commercial trade credits; 63,600 shares of our common stock in exchange for 509,188 shares of Veridien Corp. common stock at $.20 per share; 50,000 shares of our common stock at $.205 per share as payment of $10,250 in a loan discount expense for a loan of $100,0000 from July 1, 2000, to May 4, 2001; 22,162 shares of our common stock at $1.50 per share as payment of a warrant exercise of $33,253; 100,000 shares of our common stock at $.10 per share in exchange for $10,000 of services; 30,000 shares of our common stock at $.50 per share as repayment of a $15,000 short term advance; 80,000 shares of our common stock at $.40 per share in exchange for cash of $32,000.

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

                    From October through December 2001, we issued 1,492,650 shares of our common stock at $.10 per share, all of which is restricted under Rule 144 of the Securities Act of 1933. These included 287,400 shares for securities transactions, 35,000 shares to a consultant, 248,850 shares to a director, 200,000 for prepaid legal expenses, 221,400 shares for services, and 500,000 shares as a reserve for services or acquisitions.

                    In 2001, the Company issued 2,506,387 shares of its common stock to shareholders of record as of July 31, 2000 and August 31, 2000 respectively, who submitted proof of ownership of the Company's common stock as of those dates in accordance with the terms and conditions announced on July 12, 2000 and July 31, 2000 in a stock distribution program.

                                      H-QUOTIENT, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



8. SHAREHOLDERS'           A summary of warrant activity follows:
   EQUITY
   (CONTINUED)                                                         Exercise Period          Exercise   Number of
                                                                ------------------------------   Price       Shares
                                                                    From             To          Range      Reserved
                                                                -------------- --------------- ----------- -----------

                           December 31, 2000 - Warrants                                                     6,219,601
                              outstanding
                           Issued during 2001                   November 2001    April 2002    $   .25        200,000
                           Exercised during 2001                                               $   .48-1.50(1,112,035)
                           Terminated during 2001                                                          (3,168,395)
                           ------------------------------------ -------------- --------------- ----------- -----------
                           December 31, 2001 - Warrants                                                     2,139,171
                           outstanding

                           Issued during 2002                   November 2002   October 2005   $   .69-1.50   802,296
                           Exercised during 2002                                               $   .22-1.31  (714,019)
                           Terminated during 2002                                                            (167,562)
                           ------------------------------------ -------------- --------------- ----------- -----------

                           December 31, 2002 - Warrants                                                     2,063,886
                           outstanding
                           ------------------------------------ -------------- --------------- ----------- -----------


9.   STOCK BASED COMPENSATION PLAN

                    On November 15, 1999, the Company instituted a non-qualified employee stock purchase program under which all employees could purchase restricted common stock from the Company at a purchase price equivalent to the closing price on the date of purchase. Under this program, the Company matched all stock purchases on a one for one basis. During the year ended December 31, 2001, 4,929 shares were purchased at prices ranging from $0.63 per share to $2.38 per share with the Company issuing an equivalent amount under the matching terms. Compensation expense totaling $4,726 was recorded in 2001 in connection with this non-qualified employee stock purchase program. No shares were sold under the plan in 2002.

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

10.  INCOME TAXES

                    The effective income tax rate varied from the federal statutory tax rate as follows:

                                                  2002             2001
                                             ----------------- ----------------

                     Statutory rate                 34.0%             34.0%
                     State rate                      6.0               5.0
                     Valuation allowance           (40.0)            (40.0)
                     ----------------------------------------- ----------------
                                                     0.0%              0.0%
                     ----------------------------------------- ----------------

                                      H-QUOTIENT, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


10.  INCOME TAXES    The deferred tax asset and the deferred tax liability is comprised of the following:
     (CONTINUED)
                                                                                    2001             2000
                                                                               ----------------- ----------------

                     Deferred tax asset:
                         Net operating loss carryforward                      $     1,975,695   $     2,394,074
                     -------------------------------------------------------- ----------------- ----------------
                     Valuation allowance                                           (1,975,695)       (2,394,074)

                     NET DEFERRED TAX ASSET (LIABILITY)                       $            -    $            -
                     -------------------------------------------------------- ----------------- ----------------

                    At  December  31,  2002,   the  Company  has   approximately
                    $5,550,000 in net operating loss carryforwards  which expire at varying dates between the years 2009 and 2020. The annual utilization of these carryforwards are significantly limited under  Section 382 of the Internal  Revenue Code as a result of ownership changes experienced by the Company. A valuation allowance  equal to the  total  deferred  tax asset has been established in each period due to the uncertainty  regarding the realization of the net deferred tax assets.

11.  NET INCOME  (LOSS)

                    The following data shows the amounts used in computing basic and diluted net income per PER SHARE share for the years ended December 31, 2002 and 2001:

                                                                                     2002        2001 (Restated)
                                                                                 ----------------- ----------------

                      Net income to common shareholders                        $       700,352   $       725,253
                      -------------------------------------------------------- ----------------- ----------------
                      Weighted average number of outstanding common                 28,090,604        24,582,298
                         shares-basic
                      Diluted effect of warrants to purchase common shares             834,472           504,615
                      -------------------------------------------------------- ----------------- ----------------
                      Diluted common shares outstanding                             28,925,136        25,086,913
                      -------------------------------------------------------- ----------------- ----------------

                      Basic
                      Income before income losses                              $          .02    $          .03
                      -------------------------------------------------------- ----------------- ----------------
                      Net income                                               $          .02    $          .03
                      --------------------------------------------------------   ----------------- ----------------

                      Diluted
                      Income before income losses                              $          .02    $          .03
                      -------------------------------------------------------- ----------------- ----------------
                      NET INCOME                                               $          .02    $          .03
                      -------------------------------------------------------- ----------------- ----------------
                      NET INCOME EXCLUSIVE OF UNREALIZED
                      GAIN (LOSS) ON SECURITIES                                $          .04    $          .02

                                      F-17

                                      H-QUOTIENT, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

12.  RELATED PARTY  TRANSACTIONS

                    During 2000, the Company made cash advances to an officer of the Company and two company's controlled by the officer, one of whom is Internet Guide. The net amount due to the Company at December 31, 2000 was $24,236. There are no specified terms of repayment for these advances. In addition, during 2000 various officers and shareholders advanced funds to the Company. At December 31, 2000, the Company owed $25,077 to an officer and shareholder of the Company and $25,000 to an individual that is a shareholder of the Company. These advances do not accrue interest and have no specified terms of payment.

13.  SUPPLEMENTAL INFORMATION TO CONSOLIDATED STATEMENT OF CASH FLOW

                    Supplemental disclosure of cash flows and noncash investing and financing activities are as follows: Year ended December 31, 2002:

                    o    The Company paid interest of $0.

                    Year ended December 31, 2001:

                    o The Company exchanged non-marketable securities valued at $40,660 for cash and equity securities.
                    o The Company exchanged non-marketable securities valued at $163,500 for commercial trade credits and non-marketable securities.
                    o The Company exchanged non-marketable securities valued at $12,750 equity securities.
                    o The Company exchanged non-marketable securities valued at $5,945 for non-marketable securities.
                    o    The company paid interest of $45,957.

14.  SUBSEQUENT   EVENTS

                    In March 2003, the Company completed the acquisition of IntelliServices, Inc.

                                      H-QUOTIENT, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



15.  RESTATEMENTS  AND RECLASSIFICATION

                    The financial statements for the year ended December 31, 2001 have been restated to correct for errors related to cancellation of debt, which was classified as an extraordinary item and should have been included in income from operations, and gain from marketable securities, which were classified as available for sale securities and should have been classified as trading securities and unrecorded liabilities. In addition, certain items have been reclassified in the Consolidated Statements of Operations from operating expenses to other income (expense). The effect of these adjustments to the accompanying financial statements are as follows:


                                                                                        December 31, 2001
                                                                              -----------------------------------------

                                                                                As Previously
                                                                                   Reported           As Restated
                                                                              --------------------- -------------------
                           CONSOLIDATED BALANCE SHEET
                           ---------------------------
                              Accounts payable and accrued expenses             $     414,935        $     515,195
                              Accumulated other comprehensive
                                  income                                              114,024                -
                              Accumulated (deficit)                                (8,709,756)          (8,185,897)

                           CONSOLIDATED STATEMENT OF OPERATIONS
                           ------------------------------------
                              Revenue                                            $  1,122,818        $     746,462

                              Operating expenses                                      133,222            1,191,148

                              Other income
                                Unrealized gain on securities                           -                  114,024
                                Realized gain on securities                           107,850              153,323
                                Gain on sale of subsidiary                              -                  393,157
                                Other                                                   -                  555,392

                              Extraordinary losses                                    340,000                 -

                              Net Income                                              711,489              725,253


                                      F-19


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date:  May  22,  2003.

H-QUOTIENT,  INC.

By:  /s/  Douglas  A.  Cohn
 ------------------------------------------
Chairman of the Board, Chief Executive Officer, President and Chief Financial Officer


CERTIFICATION

I,  Douglas  Cohn,  Chief  Executive  Officer  of H-Quotient, Inc. certify that:

1.     I  have  reviewed  this annual report on Form 10-KSB of H-Quotient, Inc.;

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


Date:  May  22,  2003

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


Date:  May  22,  2003

/s/  Douglas  A.  Cohn

-----------------------------------
(Douglas Cohn, Chairman of the Board, Chief Executive Officer and Chief Financial Officer)