Form 10KSB/A
period 2002-12-31
H QUOTIENT INC
filed 2003-05-28
CIK 1001781

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20049

         --------------------------------------------------------------
                                   FORM 10-KSB/A
         --------------------------------------------------------------

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

                          Commission File No. 001-15179

          -------------------------------------------------------------
                                H-QUOTIENT, INC.
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

Check whether the issuer (a) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports). and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

Revenues for its most recent fiscal year were: $2,677,315.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price of such stock, as of March 31, 2003, was $17,438,000 Non-Affiliates have been determined on the basis of holdings set forth under Item 11 of this Annual Report on Form 10-KSB.

At March 31, 2003, a total of 29,557,300 shares of the registrant's common stock (par value, $0001 per share) were outstanding.

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

DataQuotient

The DataQuotient system, like its sister system DataQual, will be a modular healthcare system that can supply many of an extended care facilities quality and risk management and analytical and reporting needs. Built around a data repository, a relational database that runs stand-alone or on local area networks (LANs) at the facility, the system can gather data from any available information systems, via the I-Link interface engine. DataQuotient then integrates this data with pertinent quality and risk management data, performs sophisticated analysis of the data and provides reports thereon, in either paper or electronic form.

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

Customers

We have installed the DataQual System in hospitals throughout the nation. Our client base ranges in bed size from 30 to over 1,500 beds. We market our products and services to substantially all hospitals, regardless of specialties. We believe that the DataQual and DataQuotient, IntelliPhysician, IntelliHeart, IntelliSight Systems, including the I-Link interface engine and the I-Link Enterprise system, including the Central Data Repository, provide the flexibility required for installation in most hospitals and extended care facilities. We further believe that increasing portions of our sales of DataQual are likely to be made in hospitals with 400 beds or less and to hospital networks in both urban and rural areas. Our hospital customers include medical teaching centers, government hospitals and large hospital groups. We also believe, from our research, that the extended care marketplace is very underserved in quality of care systems.

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

Certain Factors That May Affect Future Results, Financial Condition And The Market Price of Securities

COMPANY IN INITIAL STAGES

We entered the production stage in 1999 for DataQual with and the interface engine and I-Link Enterprise with its Central Data Reporting. To continue to grow and remain profitable we must promptly complete the upgrade installations of DataQual in the presently licensed locations while continually adding new licensees; through the assistance of our marketing partners, sell and install new DataQual Systems; complete, sell and install new DataQuotient Systems, complete the installation of I-Link Enterprise for the Alabama Hospital Association.

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

WE NEED TO GENERATE ENOUGH CASH FROM
OPERATIONS TO FUND OUR GROWTH PLANS

For the years ended December 31, 1999, 2000, 2001 and 2002, we made profits from operations and/or investments. To fund our operations, we require a continuation of this operating trend or additional financing or a substantial increase in the number of contract awards to generate additional operating revenue. There can be no assurance, however, that our liquidity goals will be reached in the immediate future, if ever.

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

During 2001, 2002 and the first quarter of 2003, our high and low prices were as follows:

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

Dividend

We have not paid any cash dividends on our Common Stock, but we may issue dividends in the future. At present we expect to re-invest all profits in the business for additional working capital for continuity and growth. Our Board of Directors, upon considering the conditions then existing, including our earnings, financial condition, capital requirements, and other factors will determine the declaration and payment of dividends in the future.

ITEM  6.  Management's  Discussion  and  Analysis  or  Plan  of  Operations

The following "Discussion and Analysis" provides information which management believes is relevant to an assessment and understanding of the of the Company's consolidated results of operation and financial condition for the years ended December 31, 2002 and 2001. The discussion should be read in connection with the audited consolidated financial statements of the Company and accompanying notes.

Material  Changes  in  Results  of  Operations  Overview

H-Quotient, Inc. is a Virginia corporation, incorporated on May 20, 1999, and is the successor by merger to Integrated Healthcare Systems, Inc. ("IHS") which was a Delaware corporation organized in 1993 under the name of Travel Technologies International, Inc. Our business, which we acquired from IHS through the merger, is the designing, development, selling and maintenance of computer software systems for the management of patient care in hospitals, extended care facilities, clinics and for doctors.


Year  Ended  December  31,  2002, Compared With the Year Ended December 31, 2001

Revenues for the year ended December 31, 2002, were $2,677,315 compared to $746,462 for the year ended December 31, 2001. The increase is attributable to improved sales.

Expenses for the year ended December 31, 2002, decreased to $1,131,326 from $1,191,148 for the year ended December 31, 2001. The decrease resulted from cost saving efficiencies.

Interest expense for the year ended December 31, 2002, was $26,975, as compared to $45,957 for the year ended December 31, 2001. This resulted from a retirement of notes.

Other income for the year ended December 31, 2002, was ($281,062) compared to $1,169,939 for the year ended December 31, 2001. The difference resulted from the markdown of securities in 2002 and the sale of a subsidiary in 2001.

Net Income from operations for the year ended December 31, 2002, and the year ended December 31, 2001, were $1,545,989 and ($444,686), respectively, and net income exclusive of unrealized securities gains and losses for the year ended December 31, 2002, and the year ended December 31, 2001, were $1,630,292 and $611,229 respectively, which were $.06 per share and $.02 per share respectively.

Liquidity  and  Capital  Resources

We have funded our operations and working capital needs through profits and a series of private equity and debt offerings, the exercise of investor warrants, investments and payments received from customers.

Working capital at December 31, 2002, was $4,999,263 as compared to $3,889,710 at December 31, 2001, an improvement of $1,109,553.

Cash and cash equivalents at December 31, 2002, were $11,503 compared to $6,491, on December 31, 2001. This resulted from the timing of receivable collections. Receivables at December 31, 2002, were $2,157,688 as compared to $469,385 at December 31, 2001.

During the year ended December 31, 2002, we generated $496,000 from investing activities as compared to $1,087,164 for the year ended December 31, 2001. The decrease was due to a decline in portfolio value.

During the year ended December 31, 2002, we used net cash of $74,612 from financing activities as compared to generating $464,145 for the year ended December 31, 2001. This was due to improved earnings.

Plan  of  Operation  and  Financial  Condition

Payment  terms  are  defined  in  contracts  and  will  vary.

We had, at December 31, 2002, working capital of $4,999,263. We believe that cash generated from operations will be totally sufficient to fund our current operations. We anticipate that it will be likely that we will continue to raise additional funds through the exercise of outstanding warrants. Management believes that our current operational plans for the next 12 months will not be curtailed or delayed because of the lack of sufficient financing. If additional financing is required, there can be no assurances that we will be able to obtain such additional financing, on terms acceptable to us and at the times required by us, or at all.

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

Loss  Carryforward

For federal income tax purposes, we have net operating loss carryforwards of approximately $5,000,000 as of December 31, 2002. This carryforward expires between the years 2009 and 2020. The use of our net operating loss carryforwards to offset taxable income, if achieved, may be subject to specified annual limitations.

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

   Consolidated Statements of Cash Flows                           F-7

   Notes to Consolidated Financial Statements                F-8 - F19

INDEPENDENT AUDITOR'S REPORT



Board of Directors
HOQUOTIENT, INC. AND SUBSIDIARIES
McLean, Virginia


We have audited the accompanying Consolidated Balance Sheets of H-QUOTIENT, INC. AND SUBSIDIARIES (the "Company") as of December 31, 2002 and 2001, and the related Consolidated Statements of Operations, Shareholders' Equity and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 15, in the 2001 financial statements, certain errors resulting in an overstatement of revenue, an understatement of operating expenses and an understatement of other income were discovered by management during 2002. Accordingly, the 2001 financial statements have been restated to correct for these errors.

/s/ Aronson & Company

Rockville, Maryland
May 21, 2003


                                                                                                       H-QUOTIENT, INC.

                                                                                           CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------------


                                                                                                         (Restated)
December 31,                                                                               2002             2001
-----------------------------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
Cash                                                                                         $ 11,503          $ 6,491
Investment in marketable securities                                                           486,540          887,361
Note receivable                                                                               139,869          510,095
Accounts receivable, less allowance for doubtful accounts of
$509,037 and $200,000 in 2002 and 2001, respectively                                        2,157,688          469,385
Prepaid expenses                                                                            2,629,000        2,672,188
-----------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                        5,424,600        4,545,520
-----------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, NET                                                                    51,024          134,193

CAPITALIZED SOFTWARE, NET                                                                      82,171          200,790

INVESTMENT                                                                                  2,213,138        1,717,138

OTHER ASSETS                                                                                   14,878           14,294
-----------------------------------------------------------------------------------------------------------------------

TOTAL OTHER ASSETS                                                                          2,361,211        2,066,415
-----------------------------------------------------------------------------------------------------------------------


TOTAL ASSETS                                                                              $ 7,785,811      $ 6,611,935
-----------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.



                                                                                                     H-QUOTIENT, INC.

                                                                                          CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------------------------



                                                                                                           (Restated)
                                                                                       2002                   2001
----------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                                                      $ 361.872        $ 515,195
Notes payable                                                                                 62,475          127,285
Unearned revenue                                                                                 990           13,330
----------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                                    425,337          655,810
----------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Preferred stock, 10,000,000 shares authorized, 100 shares issued
and outstanding                                                                                    -                -
Common stock, $.0001 par value, 90,000,000 shares authorized,
28,588,454 and 27,778,835 shares issued and outstanding at
December 31, 2002 and 2001, respectively                                                       2,859            2,779
Additional paid-in capital                                                                14,841,065       14,701,723
Subscription receivable                                                                      (52,385)        (562,480)
Accumulated deficit                                                                       (7,431,065)      (8,185,897)
----------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY                                                                       7,360,474        5,956,125
----------------------------------------------------------------------------------------------------------------------



TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $ 7,785,811      $ 6,611,935
----------------------------------------------------------------------------------------------------------------------


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.



                                                                                                      H-QUOTIENT, INC.

                                                                                    CONSOLIDATED STATEMENTS OF INCOME
-----------------------------------------------------------------------------------------------------------------------


                                                                                                         (Restated)
Years Ended December 31,                                                                   2002             2001
-----------------------------------------------------------------------------------------------------------------------
REVENUES
Licensing revenues                                                                          $ 919,340        $       -
Maintenance and service income                                                              1,757,975          746,462
-----------------------------------------------------------------------------------------------------------------------
   TOTAL REVENUES                                                                           2,677,315          746,462
-----------------------------------------------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                                                                    1,131,326        1,191,148
-----------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS                                                               1,545,989         (444,686)
-----------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSES)
Interest expense                                                                              (26,975)         (45,957)
Unrealized (loss) gain on securities                                                         (365,365)         114,024
Realized (loss) gain on securities                                                            (35,456)         153,323
Gain on sale of subsidiary                                                                          -          393,157
Other                                                                                         146,734          555,392
-----------------------------------------------------------------------------------------------------------------------

TOTAL OTHER INCOME (EXPENSES)                                                                (281,062)       1,169,939
-----------------------------------------------------------------------------------------------------------------------


NET INCOME BEFORE PROVISION FOR INCOME TAXES                                                1,264,927          725,253

PROVISION FOR INCOME TAXES                                                                          -                -
-----------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                                  1,264,927          725,253
-----------------------------------------------------------------------------------------------------------------------

NET INCOME PER COMMON SHARE
Basic                                                                                          $ 0.05           $ 0.03
Diluted                                                                                        $ 0.04           $ 0.03

WEIGHTED AVERAGE COMMON SHARES
Basic                                                                                      28,090,664       24,582,298
Diluted                                                                                    28,925,136       25,086,913




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

                                                                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------

December 31, 2002 and 2001
------------------------------------------------------------------------------------------------------------------------------

                                                                                                                     Total
                                              Common Stock            Additional                                 Shareholders'
                                       -----------------------------    Paid-in      Accumulated   Subscription     Equity
                                         Shares         Amount         Capital        Deficit      Receivable     (Deficit)
                                       ----------------------------------------------------------------------------------------

DECEMBER 31, 2000                        19,810,544        $ 1,982    $ 13,652,448  $ (9,473,630)           $ -   $ 4,180,800

ISSUANCE OF COMMON STOCK FOR:
Cash                                      2,579,869            258         799,111             -              -       799,369
Services/expenses                         1,770,000            177         235,750             -              -       235,927
Two, one-for-seven distributions          2,506,387            251            (251)            -              -             -

WARRANTS EXERCISED FOR:
Cash                                         22,162              2          14,774             -              -        14,776
Other                                     1,089,873            109            (109)            -              -             -

Subscription receivable                           -              -               -       562,480       (562,480)            -

NET INCOME FOR 2001                               -              -               -       725,253              -       725,253
------------------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 2001                        27,778,835        $ 2,779    $ 14,701,723  $ (8,185,897)    $ (562,480)  $ 5,956,125

ISSUANCE OF COMMON STOCK FOR:
Cash                                        592,907             59         254,049             -              -       254,108
Services/expenses                           143,000             14          39,838             -              -        39,852
Securities                                  125,000             13          28,487             -              -        28,500

WARRANTS EXERCISED FOR:
Cash                                        150,000             15          32,985             -              -        33,000
Other                                       564,019             56          78,906             -              -        78,962

Forgiveness of note receivable             (700,000)           (70)       (284,930)            -              -      (285,000)

Repurchased securities                      (65,307)            (7)         (9,993)            -              -       (10,000)

Payment of Subscription
    receivable                                    -              -               -      (510,095)       510,095             -

NET INCOME FOR 2002                               -              -               -     1,264,927              -     1,264,927
------------------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 2002                        28,588,454        $ 2,859    $ 14,841,065  $ (7,431,065)     $ (52,385)  $ 7,360,474
------------------------------------------------------------------------------------------------------------------------------


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.


                                                                                                      H-QUOTIENT, INC.

                                                                                                      STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------


                                                                                                         (Restated)
Years Ended December 31,                                                                   2002             2001
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                                $1,264,927        $ 725,253
 ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED
 BY OPERATING ACTIVITIES
   Depreciation                                                                                83,169           92,165
   Amortization                                                                               118,619          115,315
   Bad debt expense                                                                           295,574                -
   Realized loss (gain) on securities                                                          35,456         (153,323)
   Unrealized loss (gain) on securities                                                       365,365         (114,023)
   CHANGES IN ASSETS AND LIABILITIES
    Accounts receivable                                                                    (1,983,877)        (304,473)
    Due from affiliates                                                                             -           24,236
    Costs and estimated earnings in excess of billings                                              -          518,977
    Prepaid expenses                                                                          413,414       (1,266,047)
    Deposits and other                                                                           (584)               -
    Accounts payable and accrued expenses                                                     (84,748)        (839,663)
    Due to affiliates                                                                               -          (50,077)
    Deferred revenue                                                                          (12,340)        (444,620)
-----------------------------------------------------------------------------------------------------------------------

NET CASH USED BY OPERATING ACTIVITIES                                                         426,000       (1,696,280)
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of equity securities                                                     34,743          360,164
  Purchases of equity securities                                                              530,743                -
  Additions to property and equipment                                                               -          (20,000)
  Proceeds from note receivable                                                                     -          747,000
-----------------------------------------------------------------------------------------------------------------------

NET CASH USED BY INVESTING ACTIVITIES                                                         496,000        1,087,164
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                                                          139,422          814,145
  Repayments on notes payable                                                                 (64,810)        (350,000)
-----------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                      74,612          464,145
-----------------------------------------------------------------------------------------------------------------------

NET CHANGE IN CASH                                                                              5,012         (144,971)

CASH AT BEGINNING OF YEAR                                                                       6,491          151,462
-----------------------------------------------------------------------------------------------------------------------

CASH AT END OF YEAR                                                                          $ 11,503          $ 6,491
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
                     ----------------------------------------- ----------------

                                      H-QUOTIENT, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


10.  INCOME TAXES    The deferred tax asset and the deferred tax liability is comprised of the following:
     (CONTINUED)
                                                                                    2001             2000
                                                                               ----------------- ----------------

                     Deferred tax asset:
                         Net operating loss carryforward                      $     1,749,865   $     2,394,074
                     -------------------------------------------------------- ----------------- ----------------
                     Valuation allowance                                           (1,749,865)       (2,394,074)

                     NET DEFERRED TAX ASSET (LIABILITY)                       $            -    $            -
                     -------------------------------------------------------- ----------------- ----------------

                    At  December  31,  2002,   the  Company  has   approximately
                    $5,000,000 in net operating loss carryforwards  which expire at varying dates between the years 2009 and 2020. The annual utilization of these carryforwards are significantly limited under  Section 382 of the Internal  Revenue Code as a result of ownership changes experienced by the Company. A valuation allowance  equal to the  total  deferred  tax asset has been established in each period due to the uncertainty  regarding the realization of the net deferred tax assets.

11.  NET INCOME  (LOSS) PER SHARE

                    The following data shows the amounts used in computing basic and diluted net income per PER SHARE share for the years ended December 31, 2002 and 2001:

                                                                                     2002        2001 (Restated)
                                                                                 ----------------- ----------------

                      Net income to common shareholders                        $     1,264,927   $       725,253
                      -------------------------------------------------------- ----------------- ----------------
                      Weighted average number of outstanding common                 28,090,604        24,582,298
                         shares-basic
                      Diluted effect of warrants to purchase common shares             834,472           504,615
                      -------------------------------------------------------- ----------------- ----------------
                      Diluted common shares outstanding                             28,925,136        25,086,913
                      -------------------------------------------------------- ----------------- ----------------

                      Basic Net Income per share                               $          .05    $          .03
                      -------------------------------------------------------- ----------------- ----------------

                      Diluted Net per share                                    $          .04    $          .03
                      -------------------------------------------------------- ----------------- ----------------

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

13.  SUPPLEMENTAL INFORMATION TO CONSOLIDATED STATEMENT OF CASH FLOW

                    Supplemental disclosure of cash flows and noncash investing and financing activities are as follows:

                    Year ended December 31, 2002:

                    o    The Company paid no interest.

                    o The Company received $496,000 in non-marketable securities in exchange for services.

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

14.  SUBSEQUENT   EVENTS

                    In March 2003,  the Company  acquired 100% of
                    IntelliServices, Inc.

                                      H-QUOTIENT, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



15.  RESTATEMENTS  AND RECLASSIFICATION

                         The financial statements for the year ended December 31, 2001 have been restated to correct for errors related to (a) cancellation of debt, which was classified as an extraordinary item and should have been included in income from gain operations; and (b) from marketable securities, which were classified as available for sale securities and should have been classified as trading securities and unrecorded liabilities. In addition, certain items have been reclassified in the Consolidated Statements of Operations from operating expenses to other income
                         (expense). The effect of these adjustments to the accompanying financial statements are as follows:


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


Date:  May  28,  2003

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


Date:  May  28,  2003

/s/  Douglas  A.  Cohn

-----------------------------------
(Douglas Cohn, Chairman of the Board, Chief Executive Officer and Chief Financial Officer)