Form 10QSB
period 2003-03-31
H QUOTIENT INC
filed 2003-06-09
CIK 1001781

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20049
         --------------------------------------------------------------
                                   FORM 10-QSB
         --------------------------------------------------------------
                                   (Mark One)
                                       (X)

                          QUARTERLY REPORT PURSUANT TO
                               SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the QUARTERLY PERIOD ENDED MARCH 31, 2003

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
                                                      OTC Bulletin Board


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the last practicable date: 29,691,613 of its $.0001 par value common stock as of April 30, 2003.

Transitional small business disclosure format (check one)  Yes:        No: X

                        H-QUOTIENT, INC., AND SUBSIDIARY
                FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 2003

                                      INDEX




PART I:   FINANCIAL INFORMATION                                           Page

Item 1:  Financial Statements

Consolidated Balance Sheets as of
March 31, 2003 and December 31, 2002                                        3

Consolidated Statements of Operations
For the three-month periods ended
March 31, 2003 and 2002                                                     4

Condensed Consolidated Statements of Cash Flows for the
three month periods ended March 31, 2003 and 2002                           5

Notes to the Consolidated Financial Statements                              6

Item 2:  Management's Discussion and Analysis or Plan of Operation          7

Item 3:  Controls and Procedures                                            7

PART II: OTHER INFORMATION                                                  8

Item 1: Legal Proceedings                                                   8

Item 2:        Changes in Securities                                        8

H-Quotient, Inc. and Subsidiary
Consolidated Balance Sheets

                                                                                                         December 31,
                                                                                      March 31, 2003         2002
                                                                                        (Unaudited)        (Audited)
------------------------------------------------------------------------------------- ---------------- -----------------
Assets

Current assets
     Cash                                                                              $        1,441  $         11,503
     Investment in marketable securities                                                      648,720           486,540
       Accounts receivable, less allowance for doubtful accounts of $509,037                2,810,342         2,157,688
       Note receivable                                                                        139,869           139,869
     Prepaid expenses                                                                       2,669,000         2,629,000
------------------------------------------------------------------------------------- ---------------- -----------------

Total current assets                                                                        6,269,372         5,424,600

Property and equipment, net                                                                    39,040            51,024

Capitalized software, net                                                                     335,244            82,171

Investment                                                                                  2,213,138         2,213,138

Other Assets                                                                                   14,878            14,878
------------------------------------------------------------------------------------- ---------------- -----------------
                                                                                            2,602,300         2,361,211
Total Other assets

Total assets                                                                          $     8,871,672  $      7,785,811
------------------------------------------------------------------------------------- ---------------- -----------------

Liabilities and Shareholders' Equity

Current liabilities
     Accounts payable and accrued expenses                                                    256,836  $        361,872
     Notes payable                                                                             62,475            62,475
     Unearned revenue                                                                          35,347               990
------------------------------------------------------------------------------------- ---------------- -----------------

Total current liabilities                                                                     354,658           425,337
------------------------------------------------------------------------------------- ---------------- -----------------

Shareholders' equity
     Preferred stock, 10,000,000 shares authorized,
       100 shares issued and outstanding                                                            -                 -
     Common stock, $.0001 par value, 90,000,000 shares authorized, 29,691,613  and
     28,588,454 shares issued and outstanding at March 31, 2003 and December 31, 2002,
       respectively                                                                             2,969             2,859
     Additional paid-in capital                                                            15,123,793        14,841,065
       Subscription receivable                                                               (52,385)          (52,385)
     Accumulated deficit                                                                  (6,651,284)       (7,431,065)
------------------------------------------------------------------------------------- ---------------- -----------------

Total shareholders' equity                                                                  8,423,093         7,360,474
------------------------------------------------------------------------------------- ---------------- -----------------

Total liabilities and shareholders' equity                                            $     8,871,672  $      7,785,811
------------------------------------------------------------------------------------- ---------------- -----------------

          See accompanying Notes to Consolidated Financial Statements.


H-Quotient, Inc. and Subsidiary
Consolidated Statements of Operations (Unaudited)

Three Months Ended March 31                                                                2003              2002

Revenues                                                                              $       754,667  $        228,516
------------------------------------------------------------------------------------- ---------------- -----------------

Operating expenses                                                                            134,930            35,523
------------------------------------------------------------------------------------- ---------------- -----------------

Income from operations                                                                        619,737           192,993
------------------------------------------------------------------------------------- ---------------- -----------------

Other income (expenses)
     Interest expense                                                                         (2,136)           (3,836)
     Unrealized gain on securities                                                            162,180                 -
     Realized gain on sale of securities                                                                         72,997
     Interest income                                                                                -            10,500

Total other income (expense)                                                                  160,044            79,661
------------------------------------------------------------------------------------- ---------------- -----------------

Income before provision for income taxes                                                      779,781           272,654

Provision for income taxes                                                                          -                 -
------------------------------------------------------------------------------------- ---------------- -----------------



Net income                                                                            $       779,781  $        272,654
------------------------------------------------------------------------------------- ---------------- -----------------

Net income per common share
     Basic:                                                                           $          0.03  $           0.01

     Diluted:                                                                         $          0.03  $           0.01

Weighted average common shares
Basic                                                                                      28,891,138        25,670,455
------------------------------------------------------------------------------------- ---------------- -----------------
Diluted                                                                                    30,297,038        25,982,650


 See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

                                       F-4

H-Quotient, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended March 31, 2003


                                                                                           2003              2002
Three Months Ended March 31                                                             (Unaudited)      (Unaudited)
------------------------------------------------------------------------------------- ---------------- -----------------
Net cash provided (used) in operating activities                                          $  (10,062)       $  (70,139)
------------------------------------------------------------------------------------- ---------------- -----------------

Net cash provided in investing activities                                                           -            69,264
------------------------------------------------------------------------------------- ---------------- -----------------

------------------------------------------------------------------------------------- ---------------- -----------------
Net cash (used) by financing activities                                                                               -
------------------------------------------------------------------------------------- ---------------- -----------------

Net (decrease) in cash                                                                       (10,062)             (875)

Cash at beginning of period                                                                    11,503             6,491
------------------------------------------------------------------------------------- ---------------- -----------------


Cash at end of period                                                                     $     1,441  $   5,616
------------------------------------------------------------------------------------- ---------------- -----------------

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

The Consolidated Balance Sheets as of March 31, 2003 and 2002, the Consolidated Statement of Operations for the three-month periods ended March 31, 2003 and 2002, and the Consolidated Statement of Cash Flows for the three-month periods ended March 31, 2003 and 2002, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2003 and 2002, and results of operations and cash flows for the three month period ended March 31, 2003 and 2002, and for all periods then ended, have been recorded. All adjustments recorded were of a normal recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2002, included in the Company's Annual Report on Form 10KSB for the year ended December 31, 2002.

The results of operations for the three-month period ended March 31, 2003, are not necessarily indicative of results anticipated for the full year.

Item 2: Management's Discussion or Plan of Operation

Results of Operations

Three Months Ended March 31, 2003, Compared with Three Months Ended March 31, 2002:

Revenues for the three months ended March 31, 2003, increased to $754,667 compared to $228,516 for the three months ended March 31, 2002. The increase of $526,151 is a result of increased sales. Including other income, revenues for the three months ended March 31, 2003, increased to $914,711 compared to $308,177 for the three months ended March 31, 2002.

Expenses

Interest expense for the three months ended March 31, 2003, was $2,136 compared to $3,836 for the three months ended March 31, 2002. The negligible difference is attributed to the continuity of the notes payable.

The unrealized gain on securities for the three months ended March 31, 2003, was $162,180 as compared to $-0- for the three months ended March 31, 2002. The difference resulted from an increase in the market value of our holdings in Veridien Corp. stock.

Realized gains on the sale of securities were $0 for the three months ended March 31, 2003, compared to $72,997 for the three months ended March 31, 2002. No securities were sold in the 2003 period.

Net profit for the three months ended March 31, 2003, was $779,781 or $.03 per share compared to $272,654 or $.01 per share for the three months ended March 31, 2002.

Liquidity and Capital Resources

We funded our operations and working capital needs through profits, payments received from customers, and the exercise of warrants.

Working capital at March 31, 2003, was $5,914,714 as compared to $5,483,504 at March 31, 2002. The improvement of $431,210 resulted from operations.

Cash and cash equivalents at March 31, 2003, were $1,441 as compared to $5,616 on March 31, 2002. The company maintains its liquid assets in securities.

During the quarter ended March 31, 2003, we generated $-0- from investing activities as compared to $69,264 for the quarter ended March 31, 2002. No securities were sold during the period.

During the quarter ended March 31, 2003, we used net cash of $-0- from financing activities as compared to $-0- for the quarter ended March 31, 2002.

During the quarter ended March 31, 2003, we issued stock with a value of $282,728 for software development activities that represent non-cash investing and financing activities. There were no such activities in the quarter ended March 31, 2002.

Item 3:  Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. See certification pursuant to Sarbanes-Oxley Act of 2002 attached.
     (b)  Changes in internal controls.
          None.
     (c)  Asset-Backed Issuers.
          Not Applicable.

PART II:  OTHER INFORMATION

Item 1:      Legal Proceedings

A suit with a previous customer is ongoing, and a $340,000 reserve has been allocated. However, the Company expects to recover this sum and all other amounts due from the customer.

Other suits arising in the ordinary course of business are pending against the Company. Management believes the ultimate outcome of these actions will not result in a material adverse effect on its consolidated financial position, results of operations or cash flows.



Item 2:      Changes in Securities

In January, 2003, warrants were exercised for 342,796 shares of common stock that are subject to restrictions under Rule 144 of the Securities Act of 1933 in exchange for $78,559 in cash.

In the three month period ended March 31, 2003, the Company issued 211,011 shares of its common stock to shareholders of record as of July 31, 2000 and August 31, 2000, respectively, who submitted proof of ownership of the Company's common stock as of those dates in accordance with the terms and conditions announced on July 12, 2000 and July 31, 2000 in a stock distribution program.

In the three month period ended March 31, 2003, the Company issued 1,047,142 shares of its common stock subject to restrictions under Rule 144 of the Securities Act of 1933 in exchange for $282,728 of LabQuotient development. The price was based upon the market price of the stock at the date of the transaction.

In January 2003, the Company issued 600,000 options pursuant to the acquisition of IntelliServices, Inc., exercisable at 50,000 per month until December 31, 2003, for $738,000. In February 2003, the Company issued 2,613,461 options subject to restrictions under Rule 144 of the Securities Act of 1933 pursuant to the acquisition of IntelliServices, Inc., exercisable until December 31, 2005, for $3,214,557. The option price of the stock is $1.23 per share, which is significantly above the market value of the stock. The Company expects to close the acquisition in the second quarter.

In March 2003, the Company issued 1,200,000 warrants exercisable until December 31, 2003, as follows: $360,000 in cash for common stock in exchange for 1,200,000 shares of H-Quotient, Inc., common stock at $.30 per share which are subject to restrictions under Rule 144 of the Securities Act of 1933. No compensation expense was associated with the issuance of the warrants because of their insignificant value.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized. Date: June 9, 2003.

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


Date:  June 9, 2003

/s/ Douglas A. Cohn

-----------------------------------
(Douglas Cohn, Chairman of the Board,
Chief Executive Officer and Chief Financial Officer)

CERTIFICATION PUSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of H-Quotient, Inc., on Form 10-QSB for the quarter ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, the Executive Vice President of Finance and the Chief Executive Officer of the Company, certify, pursuant to and solely for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

          (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  June 9, 2003

/s/ Douglas A. Cohn

-----------------------------------
(Douglas Cohn, Chairman of the Board,
Chief Executive Officer and Chief Financial Officer)