Form 10QSB
period 2003-06-30
H QUOTIENT INC
filed 2003-08-19
CIK 1001781

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20059
         --------------------------------------------------------------
                                   FORM 10-QSB
         --------------------------------------------------------------
                                   (Mark One)
                                       (X)

                          QUARTERLY REPORT PURSUANT TO
                               SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the QUARTERLY PERIOD ENDED JUNE 30, 2003

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
                                                       OTC Bulletin Board


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the last practicable date: 31,420,413 of its $.0001 par value common stock as of July 9, 2003.

Transitional small business disclosure format (check one)  Yes:        No: X

                       H-QUOTIENT, INC., AND SUBSIDIARIES
                 FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 2003

                                      INDEX




PART I:   FINANCIAL INFORMATION                                         Page

Item 1:  Financial Statements

Consolidated Balance Sheets as of
June 30, 2003, and December 31, 2002                                    2

Consolidated Statements of Operations
For the six month and three month periods ended
June 30, 2003 and 2002                                                  3

Condensed Consolidated Statements of Cash Flows for the
six month periods ended June 30, 2003 and 2002                          4

Notes to the Consolidated Financial Statements                          5

Item 2:  Management's Discussion and Analysis or Plan of Operation      6

Item 3:  Controls and Procedures                                        6

PART II: OTHER INFORMATION                                              7-8

Item 1:  Legal Proceedings                                              7

Item 2:  Changes in Securities                                          7

Item 3:  Default Upon Senior Securities                                 8

Item 4:  Submission of Matters To A Vote of Security Holders            8

Item 5:  Other Information                                              8

Item 6:  Exhibits and Reports on Form 8-K                               8



HoQuotient, Inc. and Subsidiary
Consolidated Balance Sheets

                                                                                                         December 31,
                                                                                       June 30, 2003         2002
                                                                                       (Unaudited)         (Audited)
------------------------------------------------------------------------------------- ---------------- -----------------
Assets

Current assets
     Cash                                                                              $       80,623   $        11,503
     Investment in marketable securities                                                    1,083,927           486,540
       Accounts receivable, less allowance for doubtful accounts of $467,482 and
       $509,037, respectively                                                               3,330,699         2,157,688
       Inventory                                                                              371,340                 -
       Note receivable                                                                        139,869           139,869
     Prepaid expenses                                                                       2,647,000         2,629,000
------------------------------------------------------------------------------------- ---------------- -----------------

Total current assets                                                                        7,653,458         5,424,600

Property and equipment, net                                                                    24,859            51,024

Capitalized software, net                                                                     328,176            82,171

Investment                                                                                  2,393,638         2,213,138

Other Assets                                                                                   14,878            14,878
------------------------------------------------------------------------------------- ---------------- -----------------

Total assets                                                                             $ 10,415,009  $      7,785,811
===================================================================================== ================ =================
Liabilities and Shareholders' Equity

Current liabilities
     Accounts payable and accrued expenses                                                    226,507  $        361,872
     Notes payable                                                                             62,475            62,475
     Unearned revenue                                                                          25,768               990
------------------------------------------------------------------------------------- ---------------- -----------------

Total current liabilities                                                                     314,750           425,337
------------------------------------------------------------------------------------- ---------------- -----------------

Shareholders' equity
     Preferred stock, 10,000,000 shares authorized,
       100 shares issued and outstanding                                                             -                -
     Common stock, $.0001 par value, 90,000,000 shares authorized, 31,420,413 and
     28,588,454 shares issued and outstanding at June 30, 2003 and December 31, 2002,
     respectively                                                                               3,142             2,859
     Additional paid-in capital                                                            15,721,441        14,841,065
       Subscription receivable                                                               (52,385)          (52,385)
     Accumulated deficit                                                                  (5,571,939)       (7,431,065)
------------------------------------------------------------------------------------- ---------------- -----------------

Total shareholders' equity                                                                 10,100,259         7,360,474
------------------------------------------------------------------------------------- ---------------- -----------------

Total liabilities and shareholders' equity                                               $ 10,415,009  $      7,785,811

===================================================================================== ================ =================

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                                        2




HoQuotient, Inc. and Subsidiary
Consolidated Statements of Operations (Unaudited)

                                                                           Six Months Ended            Three Months Ended
                                                                                June 30                      June 30

                                                                          2003          2002           2003          2002
--------------------------------------------------------------------- ------------- -------------- ------------- --------------

Revenues                                                              $  1,658,772   $    747,807   $    904,105  $    519,291
--------------------------------------------------------------------- ------------- -------------- ------------- --------------

Operating expenses                                                         318,227        148,716       183,297        113,193
--------------------------------------------------------------------- ------------- -------------- ------------- --------------

Income from operations                                                   1,340,545        599,091       720,808        406,098
--------------------------------------------------------------------- ------------- -------------- ------------- --------------

Other income (expenses)
     Interest expense                                                      (4,272)        (7,788)       (2,136)        (3,952)
     Unrealized gain on securities                                         523,489              -       361,309              -
     Realized gain (loss) on sale of securities                              (636)         86,040         (636)         13,043
     Interest income                                                             -         18,151             -          7,651
--------------------------------------------------------------------- ------------- -------------- ------------- --------------


Total other income (expense)                                               518,581         96,403       358,537         16,742
--------------------------------------------------------------------- ------------- -------------- ------------- --------------

Income before provision for income taxes                                 1,859,126        695,494     1,079,345        422,840

Provision for income taxes                                                       -              -             -              -
--------------------------------------------------------------------- ------------- -------------- ------------- --------------


Net income                                                             $ 1,859,126      $ 695,494   $ 1,079,345  $     422,840
===================================================================== ============= ============== ============= ==============
Net income per common share
     Basic:                                                            $       .07      $     .03   $       .04  $        0.01

     Diluted:                                                          $       .07      $     .03   $       .04  $        0.01

Weighted average common shares
Basic                                                                   28,261,431     25,920,380    29,523,457     25,670,455
===================================================================== ============= ============== ============= ==============
Diluted                                                                 28,442,425     26,163,025    30,184,210     25,982,650



                         See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.





HoQuotient, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended June 30, 2003


                                                                                           2003              2002
Six Months Ended June 30                                                                (Unaudited)      (Unaudited)
------------------------------------------------------------------------------------- ---------------- -----------------
Net cash provided (used) in operating activities                                           $   60,956        $  (82,720)
------------------------------------------------------------------------------------- ---------------- -----------------

Net cash provided in investing activities                                                       8,164            51,159
------------------------------------------------------------------------------------- ---------------- -----------------

Net cash provided  by financing activities                                                          -            53,900
------------------------------------------------------------------------------------- ---------------- -----------------

Net increase  in cash                                                                          69,120            22,339

Cash at beginning of period                                                                    11,503             5,616
------------------------------------------------------------------------------------- ---------------- -----------------


Cash at end of period                                                                      $   80,623       $    27,955
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

The Consolidated Balance Sheets as of June 30, 2003 and 2002, the Consolidated
Statements of Operations for the six and three-month periods ended June 30, 2003 and
2002, and the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2003 and 2002, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2003 and 2002, and results of operations and cash flows for the three month periods ended June 30, 2003 and 2002, and for all periods then ended, have been recorded. All adjustments recorded were of a normal recurring nature.

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

The results of operations for the three-month period ended June 30, 2003, are not necessarily indicative of results anticipated for the full year.


                                        5

Item 2: Management's Discussion and Analysis or Plan of Operation

Results  of  Operations

Three  Months  Ended  June  30,  2003, Compared with Three Months Ended June 30,
2002:

Revenues for the three months ended June 30, 2003, increased to $904,105 compared to $519,291 for the three months ended June 30, 2002. The increase of $384,814 was a result of increased sales.

Revenues for the three months ended June 30, 2003, including other income, increased to $1,262,642 compared to $536,033 for the three months ended June 30, 2002.

A quarterly dividend of $.01 per share was authorized for shareholders of record on July 31, 2003.

Expenses

Interest expense for the three months ended June 30, 2003, was $2,136 compared to $3,952 for the three months ended June 30, 2002. The negligible difference is attributed to the continuity of the notes payable.

The unrealized gain on securities for the three months ended June 30, 2003, was $361,309 as compared to $-0- for the three months ended June 30, 2002. The difference resulted from an increase in the market value of the securities portfolio.

Realized gains (losses) on the sale of securities were ($636) for the three months ended June 30, 2003, compared to $13,043 for the three months ended June 30, 2002.

Net profit for the three months ended June 30, 2003, was $1,079,345 or $.04 per share compared to $422,840 or $.02 per share for the three months ended June 30, 2002.

Liquidity and Capital Resources

We funded our operations and working capital needs through profits, payments received from customers, and the exercise of warrants.

Working capital at June 30, 2003, was $7,338,708 as compared to $5,835,157 at June 30, 2002. The improvement by $1,503,551 resulted primarily from operations and investments.

Cash and cash equivalents at June 30, 2003, were $80,623 as compared to $27,955 on June 30, 2002.
During the quarter ended June 30, 2003, we generated $8,164 from investing activities as compared to $51,159 for the quarter ended June 30, 2002.

During the quarter ended June 30, 2003, we used net cash of $0 from financing activities as compared to $51,900 for the quarter ended June 30, 2002.

During the quarter ended March 31, 2003, we issued stock with a value of $282,728 for software development activities that represent non-cash investing and financing activities. There were no such activities in the quarter ended March 31, 2002.

During the quarter ended June 30, 2003, we issued stock with a value of $551,840 for inventory and investments and warrant redemptions. There were no such activities in the quarter ended June 30, 2002.

Item 3:  Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
              Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under

              Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal accounting officer concluded that the Company's disclosure controls and procedures are effective.
              There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the above paragraph.
              See certification pursuant to Sarbanes-Oxley Act of 2002 attached.

(b)           Changes in internal controls.
              None.
(c)           Asset-Backed Issuers.
              None.

PART II:  OTHER INFORMATION

Item 1:      Legal Proceedings

A suit with a previous customer is ongoing, and a $340,000 reserve has been provided. However, the Company expects to recover this sum and all other amounts due from the customer.

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

In January 2003, the Company issued 600,000 options pursuant to the acquisition of IntelliServices, Inc., exercisable at 50,000 per month until December 31, 2003, for $738,000. In February 2003, the Company issued 2,613,461 options subject to restrictions under Rule 144 of the Securities Act of 1933 pursuant to the acquisition of IntelliServices, Inc., exercisable until December 31, 2005, for $3,214,557. The option price of the stock is $1.23 per share.

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

In the three month period ended June 30, 2003, the Company issued 10,000 shares of its common stock to shareholders of record as of July 31, 2000 and August 31, 2000, respectively, who submitted proof of ownership of the Company's common stock as of those dates in accordance with the terms and conditions announced on July 12, 2000, and July 31, 2000, in a stock distribution program.

In the three month period ended June 30, 2003, the Company issued 1,237,800 shares of its common stock in warrant exercises subject to restrictions under Rule 144 of the Securities Act of 1933 in exchange for $371,340.

In the three month period ended June 30, 2003, the Company issued 361,000 shares of its common stock subject to restrictions under Rule 144 of the Securities Act of 1933 in exchange for investments.

In the three month period ended June 30, 2003, the Company issued 120,000 shares of its common stock subject to restrictions under Rule 144 of the Securities Act of 1933 in exchange for contract services of $36,000.


Item 3:  Default Upon Senior Securities

         None

Item 4:  Submission of Matters To A Vote of Security Holders

         None

Item 5:  Other Information

         None

Item 6:  Exhibits and Reports on Form 8-K


         EXHIBITS:

            99.1 Certification
            99.2 Certification

         Forms 8-K:
            None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 13, 2003.

H-QUOTIENT, INC.

By: /s/ Douglas A. Cohn
------------------------------------------
Douglas A. Cohn
Chairman of the Board, Chief Executive Officer, President and Chief Financial Officer