Form 10QSB
period 2003-09-30
H QUOTIENT INC
filed 2003-11-20
CIK 1001781

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
         --------------------------------------------------------------
                                   FORM 10-QSB
         --------------------------------------------------------------

(MarkOne)

          (X)  QUARTERLY   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES EXCHANGE ACT OF 1934

                For the QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                          Commission File No. 001-15179

          -------------------------------------------------------------
                                H-QUOTIENT, INC.
             (Exact name of registrant as specified in its charter)
         --------------------------------------------------------------

               Virginia                                       54-1947753
               --------                                       ----------
  (State or other jurisdiction                            (I.R.S. Employer
 of Incorporation or organization)                     Identification Number)


8150 Leesburg Pike, Suite 503 Vienna, VA                        22182
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


          Issuer's telephone number, including area code: 703-752-0690

         Securities registered under Section 12(b) of the Exchange Act:


Title of each class                  Name of each Exchange on which registered
-------------------                  -----------------------------------------
        None                                     OTC Bulletin Board


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the last practicable date: 34,830,413 of its $.0001 par value common stock as of October 10, 2003.

Transitional small business disclosure format (check one)  Yes: [ ] No: [X]

                       H-QUOTIENT, INC., AND SUBSIDIARIES
              FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 2003


                                      INDEX

PART I:   FINANCIAL INFORMATION                                          Page

Item 1:  Financial Statements

Consolidated Balance Sheets as of
September 30, 2003, and December 31, 2002                                3

Consolidated Statements of Operations
For the nine month and three month periods ended
September 30, 2003 and 2002                                              4

Condensed Consolidated Statements of Cash Flows for the
nine month periods ended September 30, 2003 and 2002                     5

Notes to the Consolidated Financial Statements                           5

Item 2:  Management's Discussion and Analysis or Plan of Operation       6

Item 3:  Controls and Procedures                                         6-7

PART II: OTHER INFORMATION                                               7-8

Item 1: Legal Proceedings                                                7

Item 2: Changes in Securities                                            7-8

HoQuotient, Inc. and Subsidiary
Consolidated Balance Sheets

                                                                                           September 30,        December 31,
                                                                                               2003                 2002
                                                                                           (Unaudited)            (Audited)
------------------------------------------------------------------------------------- -------------------- ---------------------
Assets

Current assets
     Cash                                                                                     $    260,420          $     11,503
     Investment in marketable securities                                                         2,465,276               486,540
       Accounts receivable, less allowance for doubtful accounts of $481,881 and
       $509,037, respectively                                                                    2,684,596             2,157,688
       Inventory                                                                                   371,340                    --
       Note receivable                                                                             139,869               139,869
     Prepaid expenses                                                                            2,682,340             2,629,000
------------------------------------------------------------------------------------- -------------------- ---------------------
Total current assets                                                                             8,603,841             5,424,600
Property and equipment, net                                                                         15,991                51,024
Capitalized software, net                                                                          281,805                82,171
Investment                                                                                       3,143,638             2,213,138
Other Assets                                                                                       153,981                14,878
------------------------------------------------------------------------------------- -------------------- ---------------------
Total assets                                                                                  $ 12,199,256          $  7,785,811
------------------------------------------------------------------------------------- -------------------- ---------------------

Liabilities and Shareholders' Equity

Current liabilities
     Accounts payable and accrued expenses                                                         216,251          $    361,872
     Notes payable                                                                                  62,475                62,475
     Unearned revenue                                                                               16,189                   990
------------------------------------------------------------------------------------- -------------------- ---------------------
Total current liabilities                                                                          294,915               425,337
------------------------------------------------------------------------------------- -------------------- ---------------------

Shareholders' equity
     Preferred stock, 10,000,000 shares authorized,
       100 shares issued and outstanding                                                                --                    --
     Common stock, $.0001 par value, 90,000,000 shares authorized, 33,618,366 and
       28,588,454 shares issued and outstanding at September 30, 2003 and
       December 31, 2002, respectively                                                               3,361                 2,859
     Additional paid-in capital                                                                 15,893,640            14,841,065
     Subscriptions receivable                                                                     (269,845)              (52,385)
     Accumulated deficit                                                                        (3,722,815)           (7,431,065)
------------------------------------------------------------------------------------- -------------------- ---------------------
Total shareholders' equity                                                                      11,904,341             7,360,474
------------------------------------------------------------------------------------- -------------------- ---------------------
Total liabilities and shareholders' equity                                                    $ 12,199,256          $  7,785,811
------------------------------------------------------------------------------------- -------------------- ---------------------


           See accompanying Notes to Unaudited Condensed Consolidated
                             Financial Statements.

HoQuotient, Inc. and Subsidiary
Consolidated Statements of Operations (Unaudited)

                                                             Nine Months Ended                    Three Months Ended
                                                                September 30                          September 30
                                                          2003               2002               2003               2002
-----------------------------------------------------------------------------------------------------------------------------
Revenues                                             $  3,069,645       $  1,869,477       $  1,410,873       $  1,121,670
-----------------------------------------------------------------------------------------------------------------------------

Operating expenses                                        449,599            211,709            131,372             62,993
-----------------------------------------------------------------------------------------------------------------------------

Income from operations                                  2,620,046          1,657,768          1,279,501          1,058,677
-----------------------------------------------------------------------------------------------------------------------------

Other income (expenses)
     Interest expense                                      (6,408)           (11,856)            (2,136)            (4,068)
     Unrealized gain on securities                      1,095,248                 --            571,759                 --
     Realized gain (loss) on sale of securities              (636)            86,040                 --
     Interest income                                           --             25,802                 --              7,651

Total other income (expense)                            1,088,204             99,986            569,623              3,583
-----------------------------------------------------------------------------------------------------------------------------

Income before provision for income taxes                3,708,250          1,757,754          1,849,124          1,062,260

Provision for income taxes                                     --                 --                 --                 --
-----------------------------------------------------------------------------------------------------------------------------


Net income                                           $  3,708,250       $  1,757,754       $  1,849,124       $  1,062,260
-----------------------------------------------------------------------------------------------------------------------------

Net income per common share
     Basic:                                          $        .13       $        .07       $        .06       $       0.04
     Diluted:                                        $        .13       $        .07       $        .06       $       0.04

Weighted average common shares Basic                   29,269,542         26,370,380         30,558,209         26,540,305
-----------------------------------------------------------------------------------------------------------------------------
Diluted                                                29,607,551         26,982,025         30,932,102         27,123,400

HoQuotient, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended September 30, 2003


                                                                                           2003              2002
Nine Months Ended September 30                                                          (Unaudited)      (Unaudited)
---------------------------------------------------------------------------------------------------------------------
Net cash provided (used) in operating activities                                           $104,417      $(82,720)
---------------------------------------------------------------------------------------------------------------------

Net cash provided in investing activities                                                        --        51,159
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                   144,500        53,900
---------------------------------------------------------------------------------------------------------------------

Net (decrease) in cash                                                                      248,917        22,339

Cash at beginning of period                                                                  11,503         5,616
---------------------------------------------------------------------------------------------------------------------

Cash at end of period                                                                      $260,420      $ 27,955
---------------------------------------------------------------------------------------------------------------------

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

The Consolidated Balance Sheets as of September 30, 2003 and 2002, the Consolidated Statement of Operations for the three-month periods ended September 30, 2003 and 2002, and the Consolidated Statement of Cash Flows for the three-month periods ended September 30, 2003 and 2002, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2003 and 2002, and results of operations and cash flows for the three month period ended September 30, 2003 and 2002, and for all periods then ended, have been recorded. All adjustments recorded were of a normal recurring nature.

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

The results of operations for the three-month period ended September 30, 2003, are not necessarily indicative of results anticipated for the full year.

Item 2: Management's Discussion or Plan of Operation

Results of Operations

Three Months Ended September 30, 2003, Compared with Three Months Ended September 30, 2002:

Revenues for the three months ended September 30, 2003, increased to $1,410,873 compared to $1,121,670 for the three months ended September 30, 2002. The increase of $289,203 was a result of increased sales. Including other income, revenues for the three months ended September 30, 2003, increased to $1,980,496 compared to $1,128,836 for the three months ended September 30, 2002. The increase in other income was primarily derived from appreciation in the company's securities portfolio. Quarterly dividends of $.01 per share were authorized for shareholders of record on July 31, 2003 and on October 31, 2003.

Expenses

Interest expense for the three months ended September 30, 2003, was $2,136 compared to $4,068 for the three months ended September 30, 2002. The negligible difference is attributed to the continuity of notes payable.

The unrealized gain on securities for the three months ended September 30, 2003, was $571,759 as compared to $-0- for the three months ended September 30, 2002. The difference resulted from an increase in the market value of the securities portfolio.

Net profit for the three months ended September 30, 2003, was $1,849,124 or $.06 per share compared to $1,062,260 or $.04 per share for the three months ended September 30, 2002.

Liquidity and Capital Resources

We funded our operations and working capital needs through profits, payments received from customers, and the exercise of warrants.

Working capital at September 30, 2003, was $8,308,926 as compared to $6,916,277 at September 30, 2002. The improvement by $1,293,649 resulted primarily from operations and investments.

Cash and cash equivalents at September 30, 2003, were $260,420 as compared to $15,218 on September 30, 2002.
During the quarter ended September 30, 2003, we generated -0- from investing activities as compared to $55,930 for the quarter ended September 30, 2002.

During the quarter ended September 30, 2003, we used net cash of $144,500 from financing activities as compared to $51,900 for the quarter ended September 30, 2002. This was the result of the exercise of warrants.

During the quarter ended September 30, 2003, we issued stock with a value of $282,728 for software development activities that represent non-cash investing and financing activities. There were no such activities in the quarter ended September 30, 2002.

During the quarter ended September 30, 2003, we issued stock with a value of $144,500 warrant redemptions. There were no such activities in the quarter ended September 30, 2002.

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

(b)  Changes in internal controls. None.

(c)  Asset-Backed Issuers. None.

PART II:  OTHER INFORMATION

Item 1: Legal Proceedings

A suit with a previous customer is ongoing, and a $340,000 reserve has been allocated. No liability has been recognized because of the contingent nature of a default judgment rendered due to legal counsel error. The Company expects to prevail and recover the reserve and all other amounts due from the customer.

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

In the three month period ended September 30, 2003, the Company issued 2,063,409 shares of its common stock in exchange for warrant exercises and 45,000 shares in exchange for contractor compensation. An additional 885,677 shares subject to restrictions under Rule 144 of the Securities Act of 1933 were issued for the exercise of a warrant.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 19, 2003.

H-QUOTIENT, INC.

By: /s/ Douglas A. Cohn
    ------------------------------------------------
    Chairman of the Board, Chief Executive Officer,
    President and Chief Financial Officer